Form 10KSB
period 2002-05-31
PRO ACTIVE SOLUTIONS INC
filed 2002-09-10
CIK 1160764

Commission File No. 0-33483


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


            For the Fiscal Year Ended: May 31, 2002


     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Transition Period From __ to __


                           PRO-ACTIVE SOLUTIONS, INC.
                           __________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                                  88-0496645
   _______________________________                ___________________
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


  6767 W. Tropicana Avenue, Suite 207
         Las Vegas, Nevada                              89103
________________________________________             __________
(Address of principal executive offices)             (Zip code)

Issuer's telephone number: (702) 248-1047


Securities to be registered pursuant to Section 12(b) of the Act:

                                      none

Securities to be registered pursuant to Section 12(g) of the Act:


                               $.001 COMMON STOCK
                               __________________
                                (Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

         As of May 31, 2002, there were 2,200,000 shares of the registrant's Common Stock, $.001 par value, outstanding.

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant is $-0-.

         State the registrant's revenues for the May 31, 2002 fiscal year: $-0-.

                                TABLE OF CONTENTS

                                                               PAGE


Item 1.  Description of Business. . . . . . . . . . . . . . .    4

Item 2.  Description of Property. . . . . . . . . . . . . . .   14

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . .   15

Item 4.  Submission of Matter to Vote of
         Security Holders  . . . . . . . . . . . . . . . . .    15

Item 5.  Market for Common Registrant Equity and
         Related Stockholder Matter. . . . . . . . . . . . .    15

Item 6.  Management's Discussion and Analysis
         or Plan of Operation  . . . . . . . . . . . . . . .    20

Item 7.  Financial Statements . . . . . . . . . . . . . . . .   23

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure  . . . . . . . . . . . . . . . . . . . .    25

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act . . . . . . . . .    25

Item 10. Executive Compensation . . . . . . . . . . . . . . .   27

Item 11. Security Ownership of Certain
         Beneficial Owners and Management . . . . . . . . . .   27

Item 12. Certain Relationships and
         Related Transactions  . . . . . . . . . . . . . . . .  29

Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . .   30

         Signature . . . . . . . . . . . . . . . . . . . . .    31

ITEM 1.           DESCRIPTION OF BUSINESS.

Our Company.

                  We were incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. Our principal executive offices are located at 6767 West Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103-4754. Our telephone number is (702) 248-1027.

                  Although our principal executive offices are located in Las Vegas, Nevada, the officers and directors do not intend to conduct any business at said offices. The officers and directors will conduct business through the use of their computer system connected to the internet, a global electronic network, consisting of smaller, interconnected networks, which allow computers to exchange information over telephone wires, dedicated data cables, and wireless links. The internet links personal computers by means of servers which are on specialized operating systems and applications designed for servicing a network environment. The officers and directors are able to connect to the internet and conduct business through their personal computers located in their residences in California.

                  Your attention is specifically called to the risk factors beginning on page 7, Item 2. Plan of Operation, and the detailed information within the financial statements and the explanatory notes which appear elsewhere in this Form 10-KSB.

Our Business.

                  We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services.

                  We have an agreement with Verio wherein we have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio's services. These services include various domain registration services, web hosting services and e-commerce services. We are an independent contractor and we participate in what is known as Verio's Web Agent Referral Program ("Warp program"). We make residual income for referring business to Verio. Our agreement commenced as of May 22, 2001 and remains in effect for two years unless terminated pursuant to the provisions of the agreement. We may request up to three one year extensions of the agreement. Verio provides us with a co-branded web page that we customize with our own introductory text and banner.

                  Our agreement with Verio provides that we may not contact or deal with any of Verio's customers or customers that we have brought to Verio for a period of two years after the termination of our Warp program. Although we are able to market and refer customers to other third-party domain name registrars, web hosting sites or services other than Verio, we have no intention to engage in such activity. We have no other agreements to provide domain name registration, web hosting sites or services and we have no intention to enter into such agreements during the term of our agreement with Verio.

                  Our web site is at http://www.pro-active-solutions.com. Our web site and its contents do not form a part of this Form 10-KSB.

                  We can direct our customers to visit our web site to place orders or we can place orders on behalf of our customers or visitors can access our web site which allows them to place orders directly. The visitors are tracked through our web site so when a visitor places an order on our page, we receive a commission for the sale after the customer makes payment to Verio.

                  Under the Warp program, we are not permitted to knowingly market our services to a current customer of Verio and in the event that we solicit a current customer of Verio to buy services, Verio is under no obligation under our Warp program to pay a commission to us for the customer. Further, if a customer cannot or does not accept the tracking cookies from Verio, we will not receive any commission for any sale.

                  Although we consider our web site "under construction," the web site is available to be accessed on the world wide web. We have defined "under construction" to mean that we intended to make substantive changes or improvements to the web site. We have been a referral agent of Verio since May, 2001, we have derived no revenues from any customers because we have not commenced any marketing activity.

                  We have not expended any monies during each of the last two fiscal years on research and development activities applicable to our web site. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our customers. Other than these initial web site development, we have not undergone any other research and development activity.

                  Our agreement with Verio can be terminated immediately, without notice, at any time, in the event that we breach any of the covenants, terms or conditions of the agreement which have not been cured for a period of ten days after notice by Verio to us, an assignment by us for the benefit of creditors or our seeking protection under the Bankruptcy Act, or Verio is unable to provide the agreed upon services by reason of any law, rule, regulation, order of any governmental authority having jurisdiction over its business.

Verio.

                  We refer all of our domain registration and web hosting services to Verio. This is accomplished through hypertext links. These "hyperlinks" allow a visitor to our web site (co-branded web page) to easily and quickly click-connect to Verio's location on the world wide web. Verio is a large web hosting company and a provider of comprehensive internet services. Although potential customers could go directly to Verio (or any other third party) provider of domain registration services, web hosting services and e-commerce services, we believe that the so-called low end, entry level services which we will market, through Verio's web agent referral program, constitutes a niche wherein we may be able to achieve residual income for referring customers to Verio through the use of a user friendly web site. We have defined low-end, entry-level services that we market to be a service that is available at a low cost for the consumer not advanced in complexity for the user to take advantage thereof.

                  Verio provides locally based sales and engineering support for its internet services in the large metropolitan statistical areas in the United States and provides web hosting services to customers in more than 170 countries. Its scale in both internet access and web hosting allows Verio to provide robust, high-quality, and expandable service platforms to meet its customer's internet needs. Any business customer utilizing the internet is a potential customer for Verio. By combining its national scale with local presence, Verio's business strategy has given it a competitive edge in offering both internet access and web hosting service platforms.

                  We became a Warp agent by applying to Verio to become a participant in one of a number of partner and reseller programs that they have established and that they market to companies involved with internet services. We contacted Verio and we investigated various programs that they have designed for companies to provide their clients with a broad range of comprehensive internet services. After reviewing various programs, we decided that the Warp program which allows us to collect a commission for referring qualified clients interested in securing Verio services with Verio managing all activities associates with closing a sale and providing customer billing and support would be the type of relationship that we would like to initially establish with Verio. The application process involves the completion and submission of a partner profile. Thereafter, Verio reviewed the profile and contacted us to review the program and our eligibility. After a discussion, we were asked to enter into the Warp program. The process is conducted through phone contact and facsimile transmission of agreements, or e-mail communications of the agreements. Our attorney assisted us with the various steps and assisted us with the negotiations with Verio.

                  Although we only plan to market our domain registration and web hosting services, because a visitor to our co-branded web site is hyperlinked to Verio's web site and is tracked through the use of "cookies," additional referral income may be available to us in connection with the referrals. We intend to customize our web site supplied by Verio with information directed solely to referring the domain registration and web hosting services. Accordingly, we do not expect to generate revenues from customers utilizing any services other than those applicable to the registration of domain names and/or utilizing the web hosting services.

Risk Factors.

                  In addition to the other information in this Form 10-KSB, the following risk factors should be considered carefully in evaluating our business or before purchasing any of our shares of common stock. Ownership of our common stock is speculative and involves a lot of risks.

         1. An investment in our shares of common stock involves a high degree of risk and you may lose your entire investment.

                  We have no operating history nor have we received any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we have generated substantial revenues from customers registering domain names and/or utilizing web hosting services.

         2. Unless we obtain loans or additional funding, we may not be able to continue as a going concern.

                  Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from shareholders, officers and directors to meet limited operating expenses. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. Our loss from inception through May 31, 2002 is $9,977.

                  Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for the strategic listing of our web site with major search engines. The balance will be utilized in connection with establishing reciprocal click-through agreements with complimentary web site and for the expenses of having us comply with the federal securities laws. The officers and directors have agreed to fund our "burn rate," pay all expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The line of credit was to expire on August 31, 2002, but was extended until October 31, 2002. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

                  If we do not secure the loans (or raise additional capital if the loans are not forthcoming), we may not be successful. As a development stage company with no operations and no revenues, it may be difficult or impossible to obtain any additional funding through commercial loans or private loans, on terms which may be deemed to be acceptable to us.

         3. We currently commenced business operations and have no current operating history which makes an evaluation of us difficult.

                  We have no operating history and we did not have any business prior to our organization. As of May 31, 2002, we had incurred losses and we expect losses to continue. There is nothing at this time on which to base an assumption that our business plan will prove successful, and there is no assurance that we will be able to operate profitably.

         4. Our success is dependent on management which has other full time employment, has limited experience and will only devote limited part time working for us which makes our future even more uncertain.

                  As compared to many other public companies, we do not have any technical personnel. Our management has no experience with the domain registration and web hosting business. Furthermore, our officers and directors will not be employed by us as they are involved with other businesses and have other interests which could give rise to conflicts of interest with respect to the amount of time devoted to our business.

         5. In addition to having no full time management and lack of experience in the domain registration and web hosting business, if we lose Anita T. Panganiban, our business would be impaired.

                  Our success is heavily dependent upon the continued participation of our president, Anita T. Panganiban. Loss of her services could have a material adverse effect upon our business development. We do not maintain "key person" life insurance on Anita T. Panganiban's life. We do not have a written employment agreement with Anita T. Panganiban. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

         6. Our officers and directors are the principal shareholders and will be able to approve all corporate actions without shareholder consent and will control our Company.

                  Our principal shareholders Anita T. Panganiban, Carol Suzanne Collins and Robert Lee Collins currently own approximately 65.9% of our common stock. They will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, they are directors and will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, they may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

         7. We face competition from other entities providing services similar to ours; accordingly, we may not be able to compete effectively with other selling organizations and with other entities providing services similar to ours.

                  We face competition from many entities providing services similar to ours. The market for the providing of domain registration and web service hosting is extremely competitive, highly fragmented, and has no substantial barriers to entry. Verio is also a direct competitor of ours. Our unproven market strategy will include the strategic listing of our web site with major search engines so our customers can find us and will include reciprocal click-through agreements with complementary web sites who may refer customers to our web site. Although we are reliant upon Anita T. Panganiban, our president, for implementing our marketing strategy, the limited part-time contribution of her time may not be sufficient for us to implement our marketing strategy. Domain registration services supplied by competitors are substantially identical in nature but web hosting services can be more specialized.

                  There can be no assurance that we will be able to compete effectively in this highly competitive industry, which could have a material impact upon market acceptance of our services.

         8. Our plan of operation may incorporate estimates rather than actual figures. Our plan of operation and the implementation of our plan of operation assume that our estimates are correct, however, the actual results may differ materially and adversely when the actual figures are determined.

                  The discussion of our plan of operation is management's best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable.

         9.       You will receive no dividends on your investment.

                  We have never paid dividends. We do not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our board of directors' discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents we may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

         10. If we issue future shares, present investors' per share value will be diluted.

                  We are authorized to issue a maximum of 25,000,000 shares of common shares. As of August 31, 2002, there were 2,200,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock.

         11. Our common stock may never be public traded and you may have no ability to sell the shares.

                  Our stock has been cleared for unpriced quotation on the Pink Sheets LLC "pink sheets." There has been no trades or prices entered in the so-called "pink sheets." The symbol is PAVS. We plan to request a broker-dealer to seek a listing on the Over The Counter ("OTC") Bulletin.

                  There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our common stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

                  Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless and exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers' ("NASD") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. This Form 10-KSB, once effective, will subject us to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, as such, we may be deemed compliant with Rule 15c2-11. The NASD Regulation, Inc. will review the market maker's application (unless and exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD Regulation, Inc. Furthermore, the clearance should not construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

                  The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

                  There is no assurance that our common stock will be able to meet the requirements for a price quotation in the so-called "pink sheets" or that the common stock will be accepted for listing on the OTC Bulletin Board.

         12. If our common stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our common stock.

                  The resale of common stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the common stock and there is no exemption from qualification in certain states, the holders of the common stock or the purchasers of the common stock may be unable to sell them.

         13. Our shareholders may face significant restrictions on the resale of our common stock due to state "blue sky" laws.

                  There are state regulations that may adversely affect the transferability of our common stock. We have not registered our common stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our common stock in any state or to advise the shareholders of any exemptions.

                  Current shareholders, and person who desire to purchase the common stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the common stock.

                  Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. We are not a "blank check" or "blind pool" company. Our initial shareholders, because they originally paid $.10 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

                  (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

                  (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

                  (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

                  (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

                  (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

                  Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

                  Alaska            Nevada           Tennessee
                  Arkansas          New Mexico       Texas
                  California        Ohio             Utah
                  Delaware          Oklahoma         Vermont
                  Florida           Oregon           Washington
                  Georgia           Pennsylvania
                  Idaho             Rhode Island
                  Indiana           South Carolina
                  Nebraska          South Dakota

                  Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

                  We do not have any legal opinions as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419. Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

         14. Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.

                  The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

                  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our common stock may find it difficult to sell their securities, if at all.


ITEM 2.  DESCRIPTION OF PROPERTY.

                  Our executive offices are located at 6767 West Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103-4754 wherein we have space supplied by our registered agent without cost pursuant to an oral agreement, on a month to month basis. The space is approximately 200 square feet total, of which we are supplied with a shared desk and chair area without charge. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

                  There is no litigation pending or threatened by or against the Company.


ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

                  There has been no matters submitted to the Company's security holders.


ITEM 5.  MARKET FOR COMMON COMPANY EQUITY AND RELATED STOCKHOLDER MATTER.

Market Information and Market Price.

         Our stock has been cleared for unpriced quotation on the Pink Sheets LLC "pink sheets." There has been no trades or prices entered in the so-called "pink sheets." Our symbol is PAVS. Before a price can be entered in the pink sheets, a broker-dealer must make a supplemental filing with the NASD Regulation, Inc. which includes the basis and factors for the broker-dealer's price quotation and said filing must be received by the NASD Regulation, Inc. three days before the priced entry appears in the quotation media.

                  Once a priced quotation has been entered in the pink sheets computerized system, broker-dealers who are using the pink sheet electronic quotation service have access to price information from various market makers. There are no pink sheet rules for market maker quotes. Market makers can submit two sided, one sided or name only quotes in the pink sheets. The pink sheets will only accept quotations from Securities and Exchange Commission registered broker-dealers and market makers are subject to applicable federal and state securities laws and National Association of Securities Dealers Rules. Market makers must be subscribers and must have quotation privileges to "securities in the pink sheets." The NASD Regulation, Inc. reviews the market makers application and if cleared, it cannot be assumed by any investor that any federal, state or self regulatory requirements other than certain NASD rules and Rule 15c2-11 under the Securities Exchange Act of 1934, as amended, has been considered by the NASD Regulation, Inc. Further, the clearance should not be construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission have passed upon the accuracy or adequacy of any of the documents contained in our submission to the broker-dealer.

                  We intend to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board System. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

                  The OTC Bulletin Board, which is operated by the NASDAQ Stock Market, Inc., will be phased out in 2003 and there will be a new market established known as the Bulletin Board Exchange. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The system has been designed to provide market participants and customers with increased speed and reliability to transactions, as well as to improve the overall transparency of the market place. In general, the Bulletin Board Exchange will have minimum requirements of 100 round-lot shareholders and 200,000 shares in the public float and will have certain minimum corporate governance standards to those presently existing for the NASDAQ National Market and small cap markets, with an adjustment to certain of the requirements cognizant of the difficulty that small companies, such as ours, may have in meeting those governance standards. If we do not qualify for listing on the Bulletin Board Exchange, we will continue to be traded, provided we have market makers trading our securities, in the pink sheets.

                  The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

                  For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

                  For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

Shareholders.

                  As of August 31, 2002, there were 25 holders of record of our common stock.

Common Stock.

Voting Rights.

                  Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

                  Section 2115 of the California General Corporation law, however, provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its "outstanding voting securities" and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of the our common stock may be entitled to one vote for each share of common stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of common stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

                  Our existing directors who are also shareholders, acting in harmony, will be able to elect all of the members of our board of directors even if Section 2115 is applicable.

Dividend Policy.

                  All shares of common stock are entitled to participate proportionally in dividends if our board of directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

Miscellaneous Rights and Provisions.

                  Holders of common stock have no preemptive or other subscription rights, conversion rights or rights of redemption. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities.

                  Our articles of incorporation and bylaws do not contain any provision which would delay, defer, or prevent a change in our control. Further, our articles of incorporation and bylaws permit us to engage in any business and that business can be different than our referral business.

Transfer Agent.

                  Our transfer agent is:

                           Pacific Stock Transfer Company
                           500 E. Warm Springs, Suite 240
                           Las Vegas, Nevada 89119
                           (702) 361-3033
                           (702) 433-1979 (fax)

CUSIP Number.

                  Our CUSIP number is 74268L 10 5

Shares Eligible for Sale.

                  As of the date of this report, all of the issued and outstanding shares of the Company's Common Stock held by non-affiliates, are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule.

                  In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

         In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in
Section 2(11), if six conditions are met:

         (1) Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

         (2) When restricted securities are sold, generally there must be a one-year holding period.

         (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

         (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

         (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

         (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in
                  (5) above.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition.

                  We currently have cash of $8,500 and $10,575 in prepaid expenses which constitutes our total assets.

                  We have had no revenues for the years ending May 31, 2002 and May 31, 2001. During the year ending May 31, 2002, we incurred general, selling and administrative expenses of $8,484 as compared to $494 for the year ended May 31, 2001 or an increase of $7,990.

                  Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through May 31, 2002 is $9,977. Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

                  The officers and directors have agreed to fund our "burn rate," pay all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The line of credit was to expire on August 31, 2002, but was extended until October 31, 2002 and the repayment for advances will be due on August 31, 2003. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

                  Although we may need additional financing, we have no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities or the obtaining of additional loans or financial accommodations.
                  As we are deemed to be a development stage company, we have a net loss and may not be profitable in the future. If we do not achieve any revenue growth sufficient to absorb our planned expenditures, we could experience additional losses in future periods.

                  Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through April 19, 2002 to Verio in connection with this expense. The officers and directors have agreed to fund our "burn rate," pay off all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit will expire on August 31, 2002. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

                  Our objective will be to market the web site upon full completion of its development - after we feel it is no longer "under construction." This marketing strategy is subject to our having sufficient funding to carry out our plan which will include the following elements:

                  1. Strategic listing of our web site with major search engines in order to increase the visibility of our web site when users enter applicable keywords, such as "domain registration" and "web site hosting," with major search engines. We believe that many of the people looking for information concerning domain registration and web site hosting will enter those keywords with major search engines in order to find relevant web sites. Our objective will be to ensure that our site is frequently cited by major search engines when these keywords are searched; and

                  2. Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web site on their web sites in consideration for us permitting a reciprocal link to their web site on our web site.

                  The exact nature of our marketing plan will depend on a number of factors, including the availability of funds to implement our marketing plan and internet marketing conditions and practices at the time we complete development of our web site. We may pursue different marketing strategies from the marketing strategies listed above.

                  Until such time as we market our web site, if ever, we may not have revenues from our operations. We anticipate that if our web site is properly marketed, we will generate revenues from the sale of domain registration and web hosting sales. There is no assurance that we will be successful in selling our services on our web site. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

                  We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  MAY 31, 2002
                                  MAY 31, 2001

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                    F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                           F-2

   Statements of Income                                                     F-3

   Statements of Stockholders' Equity                                       F-4

   Statements of Cash Flows                                                 F-5

   Notes to Financial Statements                                            F6-8
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Pro-Active Solutions, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Pro-Active Solutions, Inc. (A Development Stage Company) as of May 31, 2002 and 2001 and the related statements of income, stockholders' equity, and cash flows for the years then ended and the period January 14, 2000 (inception) through May 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro-Active Solutions, Inc. (A Development Stage Company) as of May 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended and the period January 14, 2000 (inception) through May 31, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kyle L. Tingle, CPA, LLC


June 28, 2002
Henderson, Nevada



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                    May 31,          May 31,
                                                                       2002             2001
                                                              _____________     ____________

                           ASSETS

CURRENT ASSETS
     Cash                                                     $       8,500     $      8,500
     Prepaid expenses                                         $      10,575     $     13,275
                                                              _____________     ____________
            Total current assets                              $      19,075     $     21,775
                                                              _____________     ____________
                   Total assets                               $      19,075     $     21,775
                                                              =============     ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $         500     $          0
     Officers advances (Note 5)                                       6,552              394
                                                              _____________     ____________

            Total current liabilities                         $       7,052     $        394
                                                              _____________     ____________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at May 31, 2001:                     $                 $      2,200
        2,200,000 shares at May 31, 2002;                             2,200
     Additional paid in capital (Notes 2 and 5)                      19,800           19,800
     Accumulated deficit during development stage                    (9,977)            (619)
                                                              _____________     ____________
            Total stockholders' equity                        $      12,023     $     21,381
                                                              _____________     ____________
                   Total liabilities and
                   stockholders' equity                       $      19,075    $      21,775
                                                              =============     ============


See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                            Jan. 14, 2000
                                                           Year Ended       Year Ended        Year Ended   (inception) to
                                                              May 31,          May 31,           May 31,          May 31,
                                                                 2002             2001              2000             2002
                                                        _____________     ____________     _____________     ____________

 Revenues                                               $           0     $          0     $           0     $          0

 Cost of revenue                                                  874                0                 0              874
                                                        _____________     ____________     _____________     ____________

            Gross profit                                $        (874)    $          0     $           0     $       (874)

 General, selling and
    administrative expenses                                     8,484              494               125            9,103
                                                        _____________     ____________     _____________     ____________

            Operating (loss)                            $      (9,358)    $       (494)    $        (125)    $     (9,977)

 Nonoperating income (expense)                                      0                0                 0                0
                                                        _____________     ____________     _____________     ____________

            Net (loss)                                  $      (9,358)    $       (494)    $        (125)    $     (9,977)
                                                        =============     ============     =============     ============


            Net (loss) per share, basic
            and diluted (Note 2)                        $      (0.00)     $     (0.00)     $      (0.00)     $      (0.00)
                                                        =============     ============     =============     ============

            Average number of shares
            of common stock outstanding                     2,200,000        2,200,000         2,200,000        2,200,000
                                                        =============     ============     =============     ============


See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                                         Accumulated
                                                                                                           (Deficit)
                                                             Common Stock                 Additional        During
                                                    _______________________________        Paid-In        Development
                                                         Shares          Amount            Capital           Stage
                                                    _____________     _____________    _____________     ____________


Sale of 2,200,000 shares, March 5, 2000                 2,200,000     $      2,200     $      19,800     $          0

Net (loss), May 31, 2000                                                                                         (125)
                                                    _____________     _____________    _____________     ____________

Balance, May 31, 2000                                   2,200,000     $      2,200     $      19,800     $       (125)

Net income, May 31, 2001                                                                                         (494)
                                                    _____________     _____________    _____________     ____________

Balance, May 31, 2001                                   2,200,000     $      2,200     $      19,800     $       (619)

Net income, May 31, 2002                                                                                       (9,358)
                                                    _____________     _____________    _____________     ____________

Balance, May 31, 2002                                   2,200,000     $      2,200     $      19,800     $     (9,977)
                                                    =============     ============     =============     ============



See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                         Jan. 14, 2000
                                                        Year Ended       Year Ended        Year Ended   (inception) to
                                                           May 31,          May 31,           May 31,          May 31,
                                                              2002             2001              2000             2001
                                                     _____________     _____________    _____________     ____________


Cash Flows From Operating Activities
    Net (loss)                                       $      (9,358)    $       (494)    $        (125)    $     (9,977)
    Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Changes in assets and liabilities
    (Increase) decrease in prepaid expenses                  2,700          (13,275)                0          (10,575)
    Increase in accounts payable                               500                0                 0              500
    Increase in officer payable                              6,158              269               125            6,552
                                                     _____________     _____________    _____________     ____________

         Net cash (used in) operating
            activities                               $           0     $    (13,500)    $           0     $    (13,500)
                                                     _____________     _____________    _____________     ____________

Cash Flows From Investing Activities                 $           0     $          0     $           0     $          0
                                                     _____________     _____________    _____________     ____________

Cash Flows From Financing Activities
         Issuance of common stock                    $           0     $          0     $      22,000     $     22,000
                                                     _____________     _____________    _____________     ____________

         Net cash provided by financing
            activities                               $           0     $          0     $      22,000     $     22,000
                                                     _____________     _____________    _____________     ____________

         Net increase (decrease) in cash
            and cash equivalents                     $           0     $    (13,500)    $      22,000     $      8,500

Cash and cash equivalents,
    beginning of period                                      8,500           22,000                 0                0
                                                     _____________     _____________    _____________     ____________
Cash and cash equivalents, end of period             $       8,500     $      8,500     $      22,000     $      8,500
                                                     =============     ============     =============     ============


See Accompanying Notes to Financial Statements.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS:

         Pro-Active Solutions, Inc. ("Company") was organized January 14, 2000 under the laws of the State of Nevada. The Company currently has limited operations through an agreement with Verio, Inc. The Company acts as a referral source for domain registration and web hosting provided by Verio. Due to the limited nature of the operations, and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage company.

         A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS
         FOLLOWS:

         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2002 and 2001.

         INCOME TAXES

         Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

NOTE 2.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On March 5, 2000, the Company authorized and issued 22,000 shares of its no par value common stock in consideration of $22,000 in cash.

         The Company has not authorized any preferred stock.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)

         NET LOSS PER COMMON SHARE

         Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during the years ended May 31, 2002, 2001, 2000, and since inception. As of May 31, 2002, 2001, 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended May 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of May 31, 2002 is as follows:

                 Net operating loss carry forward            $            9,977
                 Valuation allowance                         $           (9,977)
                                                             ___________________

                 Net deferred tax asset                      $                0

         The net federal operating loss carry forward will expire in 2016 and 2017. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  CONTRACTS AND AGREEMENTS

         On May 22, 2001, the Company entered into a Web Agent Agreement with Verio, Inc. The Company became a referral partner and hosts a web site to direct customers to the web hosting and registration services of Verio. The non-cancelable agreement requires a payment obligation of $75 per month for a period of two years. The contract allows for three one-year extensions by notifying Verio, Inc. in writing not more than 180 and not less than 90 days from the expiration of the current contract. The Company intends to exercise these extensions. Effective May 22, 2002, Verio adjusted the contract to a minimum monthly fee of $49. The minimum future contract payments are:

                                  Year End          Contract
                                   May 31,           Payment
                                  ________          ________

                                      2003          $     588
                                      2004                588
                                      2005                588
                                      2006                539
                                                    _________
                                  Total future
                                  Obligations       $   2,203
                                                    =========

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


NOTE 4.  CONTRACTS AND AGREEMENTS  (CONTINUED)

         On May 1, 2001, the Company retained a legal firm, prepaying $13,500 for services related to this contract. Services are to be provided for the three-year term and two one-year renewal periods. Services include paying the monthly fees to Verio, Inc. and reviewing the performance of the Company website. The fee is non-refundable and no additional fees will be required in the normal course of business for these services. If these costs were for a one-time performance or start-up of services for the new products provided by the Company, they would be currently expensed as required by Statement of Position 98-5 "REPORTING ON THE COSTS OF START-UP ACTIVITIES. Due to the continuing nature of the performance required by the contract, this fee not considered a start-up cost and is amortized over the life of the contract, with extensions.

NOTE 5.  GOING CONCERN

         The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

NOTE 6.  RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. The registered agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

         The Company established a policy that "transactions between the Company and its officers, directors or five percent shareholders, and their respective affiliates, will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the independent and disinterested directors."

NOTE 7.  WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  There have been no changes nor any disagreements with the accountants or the accountant's findings.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Officers, Promoters and Control Persons.

                  The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

                  NAME                             AGES       POSITION

                  Anita T. Panganiban               47       President/Director
                  6994 27th Street
                  Riverside, CA 92509

                  Carol Suzanne Collins             39      Secretary/Treasurer/
                  13743 San Antonio Ave.                    Director
                  Chino, CA 91710

                  Robert Lee Collins                40      Director
                  13743 San Antonio Ave.
                  Chino, CA 91710

                  Anita T. Panganiban, Carol Suzanne Collins and Robert Lee Collins will serve as the directors until our next annual shareholder meeting to be held within 120 days after the close of our fiscal year's or until a successor is elected who accepts the position. Directors are elected for one-year terms.

                  ANITA T. PANGANIBAN

                  From 1993 to the present, Ms. Panganiban has been the District Supervisor for Lablex, Inc. Ms. Panganiban is responsible for sales, marketing and distribution of clothing labels in the Southern California region. Lablex, Inc. produces and distributes labels for clothing manufactures worldwide.

                  CAROL SUZANNE COLLINS

                  From 1986 to the present, Ms. Collins has been the Co-Owner/ Office Manager for Collins Industries, Inc. Ms. Collins is responsible for daily administrative and financial functions of a family owned machine shop and precision tooling business.

                  ROBERT LEE COLLINS

                  From 1986 to the present, Mr. Collins has been the Co-Owner/ Operations Manager for Collins Industries. Mr. Collins is responsible for sales, manufacturing and production functions of a family owned machine shop and precision tooling business.

                  Robert Lee Collins and Carol Suzanne Collins are husband and wife. Except for this relationship, there are no other family relationships between our officers and directors.

                  The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

                  There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person. Section 16(a) Beneficial Ownership Reporting Compliance.

Compliance with Section 16(a).

                  We have checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

ITEM 10. EXECUTIVE COMPENSATION.

                  No executive compensation has been paid since our inception. We have paid no compensation or consulting fees to any of our officers or directors and we are not a party to any employment agreements. We have made no advances and no advances are contemplated to be made by us to any of our officers or directors. We have no retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors and we do not contemplate implementing any such plans. On March 5, 2000, Anita T. Panganiban was appointed as our president, along with the other officers. Although each of the officers are technically employees, except for Anita T. Panganiban, none of the officers spent more than two hours per month developing our business. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. Anita T. Panganiban is now the only officer who serves as an employee and is the only person who provides services to us in connection with the implementation of our plan of operation. We do contemplate, however, that any officer and director will be entitled to reimbursement for out of pocket expenditures for activities on our behalf. There are no transactions between us and any third party wherein the purpose of the transaction is to furnish compensation to any of our officers and directors. We do not anticipate any compensation to be paid to any officer and director for the fiscal year ended May 31, 2002.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

                  The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five (5%) percent of our Company.

                  Name and                  Amount and
                  Address of                 Nature of
                  Beneficial                Beneficial      Percent
Title of Class       Owner                     Owner        of Class
______________________________________________________________________

Common            Anita T. Panganiban          550,000         25.0%
                  6994 27th Street
                  Riverside, CA 92509

Common            Carol Suzanne Collins 1/     550,000         25.0%
                                        -
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            Robert Lee Collins 1/        350,000         15.9%
                                     -
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            All Officers and           1,450,000         65.9%
                  Directors as a Group
                  (three [3] individuals)
__________________

1/       Robert Lee Collins and Carol Suzanne Collins are husband and wife. The
- beneficial interest of each is imputed to the other; accordingly, Robert Lee Collins and Carol Suzanne Collins, owns, directly or beneficially, an aggregate of 900,000 shares or 40.9% of the issued and outstanding shares of the Company.

Security Ownership of Management.

                  The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of our Company.

                  Name and                  Amount and
                  Address of                 Nature of
                  Beneficial                Beneficial      Percent
Title of Class       Owner                     Owner        of Class
______________________________________________________________________

Common            Anita T. Panganiban          550,000         25.0%
                  6994 27th Street
                  Riverside, CA 92509

Common            Carol Suzanne Collins 1/     550,000         25.0%
                                        -
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            Robert Lee Collins 1/        350,000         15.9%
                                     -
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            All Officers and           1,450,000         65.9%
                  Directors as a Group
                  (three [3] individuals)
__________________

1/       Robert Lee Collins and Carol Suzanne Collins are husband and wife. The
- beneficial interest of each is imputed to the other; accordingly, Robert Lee Collins and Carol Suzanne Collins, owns, directly or beneficially, an aggregate of 900,000 shares or 40.9% of the issued and outstanding shares of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                  There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                  Anita T. Panganiban has orally agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All such funding will be in the form of a demand loan. All advances are interest-free.

                  In addition to Anita T. Panganiban, each of the other officers and directors also agreed to pay the expenses of having us comply with the federal securities laws. These costs and expenses include, but are not limited to, legal costs and accounting costs incident to the filing of required documents and shareholder communications.

                  In addition, on or before October 31, 2002, our officers and directors have agreed to fund the line of credit in the amount of $10,000. Principal will be payable two years after the date of the first disbursement of funds to us or on August 31, 2002, whichever is the earlier and the obligation will be non-interest bearing and will be evidenced by a promissory note.

Our officers and directors have also agreed to fund our "burn rate" and our federal securities compliance expenses which will also be evidenced by a non-interest bearing promissory note, all due and payable on May 21, 2004, or one year after the termination of the Warp program with Verio, whichever is later.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


                  There are no reports on Form 8-K incorporated herein by reference.


                  The following Certifications are located immediately

after the signature section of this report:


                            Certification of Anita T. Panganiban.

                            Certification of Carol Suzanne Collins.

                  The following documents are filed as part of this report:

                  23.1      Consent of Kyle L. Tingle, CPA.

                                   SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 6, 2002      PRO-ACTIVE SOLUTIONS, INC.



                              By: /s/ ANITA T. PANGANIBAN
                                  _______________________
                                  Anita T. Panganiban
                                  President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 6, 2002                     By: /s/ ANITA T. PANGANIBAN
                                                _______________________
                                                Anita T. Panganiban
                                                President and Director


Date: September 6, 2002                     By: /s/ CAROL SUZANNE COLLINS
                                                _________________________
                                                Carol Suzanne Collins
                                                Chief Financial Officer,
                                                Treasurer and Director


Date: September 6, 2002                     By: /s/ ROBERT LEE COLLINS
                                                ______________________
                                                Robert Lee Collins
                                                Director

                                      31.


                                 CERTIFICATIONS

I, Anita T. Panganiban, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pro-Active Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


September 10, 2002                               /s/ ANITA T. PANGANIBAN
                                                __________________________
                                                    Anita T. Panganiban
                                                    Chief Executive Officer

I, Carol Suzanne Collins, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pro-Active Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

September 10, 2002                               /s/ CAROL SUZANNE COLLINS
                                                __________________________
                                                    Carol Suzanne Collins
                                                    Chief Financial Officer