Form 10QSB
period 2002-08-31
PRO ACTIVE SOLUTIONS INC
filed 2002-10-07
CIK 1160764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002.

                                       OR

/ /         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-33483


                           PRO-ACTIVE SOLUTIONS, INC.
                 ______________________________________________
                 (Name of Small Business Issuer in its charter)


               Nevada                                         88-0496645
   _______________________________                        ___________________
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


   6767 W. Tropicana Avenue, Suite 207
         Las vegas, Nevada                                         89103-4754
________________________________________                           __________
(Address of principal executive offices)                           (Zip code)


                                 (702) 248-1047
                           _________________________
                           Issuer's telephone number

                                       N/A
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At August 31, 2002, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM I.   FINANCIAL STATEMENTS


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 AUGUST 31, 2002
                                  MAY 31, 2001

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                    F-3-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                                F-6-7

   Notes to Financial Statements                                          F-8-10
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Pro-Active Solutions, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Pro-Active Solutions, Inc. (A Development Stage Company) as of August 31, 2002 and May 31, 2001 and the related statements of income, stockholders' equity, and cash flows for the three months ended August 31, 2002 and the years ended May 31, 2002 and 2001, and the period January 14, 2000 (inception) through August 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro-Active Solutions, Inc. (A Development Stage Company) as of August 31, 2002 and May 31, 2001 and the results of its operations and cash flows for the three months ended August 31, 2002, the years ended May 31, 2002 and 2001, and the period January 14, 2000 (inception) through August 31, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has limited operations and has not established any source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty



Kyle L. Tingle, CPA, LLC


September 24, 2002
Henderson, Nevada


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                       August 31,     May 31,
                                                          2002         2002
                                                       __________     _______

                                     ASSETS

 CURRENT ASSETS
      Cash                                              $  8,500      $ 8,500
      Prepaid expenses                                     9,900       10,575
                                                        ________      _______

             Total current assets                       $ 18,400      $19,075
                                                        ________      _______

                    Total assets                        $ 18,400      $19,075
                                                        ========      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                                  $  4,070      $   500
      Officers advances (Note 5)                           7,052        6,552
                                                        ________      _______

             Total current liabilities                  $ 11,122      $ 7,052
                                                        ________      _______


 STOCKHOLDERS' EQUITY
      Common stock: $.001 par value;
         authorized 25,000,000 shares;
         issued and outstanding:
         2,200,000 shares at May 31, 2002:              $             $ 2,200
         2,200,000 shares at August 31, 2002;              2,200
      Additional Paid In Capital (Notes 2 and 5)          19,800       19,800
      Accumulated deficit during development stage       (14,722)      (9,977)
                                                        ________      _______

             Total stockholders' equity                 $  7,278      $12,023
                                                        ________      _______

                    Total liabilities and
                    stockholders' equity                $ 18,400      $19,075
                                                        ========      =======


See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                            Three months ended                     Year ended              Jan. 14, 2000
                                        ___________________________        ___________________________     (inception) to
                                        August 31,       August 31,         May 31,           May 31,        August 31,
                                              2002             2001            2002              2001           2002
                                        __________       __________        _________         _________     ______________

Revenues                                $        0       $        0        $       0         $       0        $       0

Cost of revenue                                147              225              874                 0            1,021
                                        __________       __________        _________         _________        _________

   Gross (loss)                         $     (147)      $     (225)       $    (874)        $       0        $  (1,021)
General, selling and
   administrative expenses                   4,598            1,885            8,484               494           13,701
                                        __________       __________        _________         _________        _________

   Operating (loss)                     $   (4,745)      $   (2,110)       $  (9,358)        $    (494)       $ (14,722)

Nonoperating income (expense)                    0                0                0                 0                0
                                        __________       __________        _________         _________        _________

   Net (loss)                           $   (4,745)      $   (2,110)       $  (9,358)        $    (494)       $ (14,722)
                                        ==========       ==========        =========         =========        =========


   Net (loss) per share, basic
   and diluted (Note 2)                 $    (0.00)      $    (0.00)       $   (0.00)        $   (0.00)       $   (0.01)
                                        ==========       ==========        =========         =========        =========

   Average number of shares
   of common stock outstanding           2,200,000        2,200,000        2,200,000         2,200,000        2,200,000
                                        ==========       ==========        =========         =========        =========


See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                      Accumulated
                                                                                       (Deficit)
                                                 Common Stock          Additional       During
                                            ______________________      Paid-In       Development
                                             Shares        Amount       Capital          Stage
                                            _________     ________     __________     ___________

Sale of 2,200,000 shares, March 5, 2000     2,200,000     $  2,200      $ 19,800       $       0

Net (loss), May 31, 2000                                                                    (125)
                                            _________     ________      ________       _________

Balance, May 31, 2000                       2,200,000     $  2,200      $ 19,800       $    (125)

Net (loss), May 31, 2001                                                                    (494)
                                            _________     ________      ________       _________

Balance, May 31, 2001                       2,200,000     $  2,200      $ 19,800       $    (619)

Net (loss), May 31, 2002                                                                  (9,358)
                                            _________     ________      ________       _________

Balance, May 31, 2002                       2,200,000     $  2,200      $ 19,800       $  (9,977)

Net (loss), August 31, 2002                                                               (4,745)
                                            _________     ________      ________       _________

Balance, August 31, 2002                    2,200,000     $  2,200      $ 19,800       $ (14,722)
                                            =========     ========      ========       =========


See Accompanying Notes to Financial Statements.




                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                            Three months ended                     Year ended              Jan. 14, 2000
                                        ___________________________        ___________________________     (inception) to
                                        August 31,       August 31,         May 31,           May 31,        August 31,
                                              2002             2001            2002              2001           2002
                                        __________       __________        _________         _________     ______________

Cash Flows From
Operating Activities
    Net (loss)                           $ (4,745)        $ (2,110)        $ (9,358)         $   (494)       $ (14,722)
    Adjustments to reconcile
       net (loss) to cash (used in)
       operating activities:
    Changes in assets and
        liabilities
    (Increase) decrease in
       prepaid expenses                       675              675            2,700           (13,275)          (9,900)
    Increase in accounts payable            3,570                0              500                 0            4,070
    Increase in officer payable               500            1,435            6,158               269            7,052
                                         ________         ________         ________          ________        _________

         Net cash (used in)
            operating activities         $      0         $      0         $      0          $(13,500)       $ (13,500)
                                         ________         ________         ________          ________        _________

Cash Flows From
    Investing Activities                 $      0         $      0         $      0          $      0        $       0
                                         ________         ________         ________          ________        _________

Cash Flows From
    Financing Activities
    Issuance of common stock             $      0         $      0         $      0          $      0        $  22,000
                                         ________         ________         ________          ________        _________

         Net cash provided by
            financing activities         $      0         $      0         $      0          $      0        $  22,000
                                         ________         ________         ________          ________        _________

         Net increase (decrease)
            in cash                      $      0         $      0         $      0          $(13,500)       $   8,500

Cash, beginning of period                $  8,500            8,500            8,500            22,000                0
                                         ________         ________         ________          ________        _________

Cash, end of period                      $  8,500         $  8,500         $  8,500          $  8,500        $   8,500
                                         ========         ========         ========          ========        =========


See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2002 AND MAY 31, 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2002 and May 31, 2002.

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

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2002 AND MAY 31, 2002


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during the three months ended August 31, 2002 and 2001 and the years ended May 31, 2002 and 2001, and since inception. As of August 31, 2002 and 2001 and May 31, 2002 and 2001, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended August 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of August 31, 2002 is as follows:

         Net operating loss carry forward            $  14,722
         Valuation allowance                         $ (14,722)
                                                     _________
         Net deferred tax asset                      $       0

The net federal operating loss carry forward will expire in tax years from 2020 to 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  CONTRACTS AND AGREEMENTS

On May 22, 2001, the Company entered into a Web Agent Agreement with Verio, Inc. The Company became a referral partner and hosts a web site to direct customers to the web hosting and registration services of Verio. The non-cancelable agreement requires a payment obligation of $75 per month for a period of two years. On May 22, 2002, Verio changed the terms of the agreement, lowering the hosting cost to $49 per month. The contract allows for three one-year extensions by notifying Verio, Inc. in writing not more than 180 and not less than 90 days from the expiration of the current contract. The Company intends to exercise these extensions. The minimum future contract payments are:

                  Year End          Contract
                  May 31,           Payment
                  ________          ________

                    2003            $    441
                    2004                 588
                    2005                 588
                    2006                 539
                                    ________
                  Total future
                  Obligations       $  2,156
                                    ========

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2002 AND MAY 31, 2002


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

NOTE 5.      GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Until the Company has sufficient operations, the stockholders, and the resident agent have committed to advancing the operating costs of the company.

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that we have no assurance that we will be successful in the domain registration and web hosting sales business.

Generally.

                  We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services. We are a development stage company with limited operations and revenues. We may be unable to satisfy cash requirements without management's financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's financial accommodations will be evidenced by non-interest bearing promissory notes between our company and management. No promissory notes are currently in effect.

                  Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through May 21, 2003 to Verio in connection with this expense. The officers and directors have agreed to fund our "burn rate," pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our

"burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit expired on August 31, 2002. On October 1, 2002, the line of credit was reinstated and now expires on January 31, 2003. Today, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

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

Liquidity - Financial Condition.

                  We currently have cash of approximately $8,500 and $9,900 in prepaid expenses which constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through August 31, 2002 is $4,745.

                  We have had no revenues in the three months ending August 31, 2002 or in the three months ended August 31, 2001. During the three months ending August 31, 2002, we incurred expenses of $4,598 as compared to the three months ended August 31, 2001 of $1,885 or an increased of $2,713.

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

Development and Activities.

                   We have not expended any monies during each of the last two fiscal years and during this current quarter on research and development activities applicable to our website. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our customers. Other than these initial web site development, we have not undergone any other research and development activity.


Qualitative and Quantitative Disclosures About Market Risk.

                  We have neither considered nor conducted any research concerning qualitative and quantitative market risk.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information

Board Meeting.

                  Our board of directors held one meeting during the current quarter, which was a special meeting by written consent.

Independent Directors.

                  We have no independent directors. We do intend to secure independent directors; however, until such time as we are financially able to attract independent directors and we are able to meet the cost of insuring each director, we will not, in all likelihood, be able to have a board containing independent directors.

                  Subject to us attracting independent directors and providing insurance for each director, so long as we have an outstanding class of securities registered under the Securities Exchange Act of 1934, as amended, and the outstanding securities are held of record by 100 or more persons of record, after the annual meeting in 2003, we contemplate having not less than one independent director and after the annual meeting in 2004, we contemplate having a majority of independent directors.

Audit Committee and Other Committees.

                  As of August 31, 2002, our board of directors had not established an audit committee. We had not intended, in all likelihood, to establish any independent audit committee until such time as we had reached the qualitative standards for the Bulletin Board Exchange, which will be phased in during calendar year 2003 and will replace the OTC Bulletin Board, which is operated by the NASDAQ Stock Market, Inc. which will be phased out in 2003. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The system has been designed to provide market participants and customers with increased speed and reliability to transactions, as well as to improve the overall transparency of the market place. In general, the Bulletin Board Exchange will have minimum requirements of 100 round-lot shareholders and 200,000 shares in public float and will have other certain minimum corporate governance standards to those presently existing for the NASDAQ National Market and small cap markets, with an adjustment to certain of the requirements cognizant of the difficulty that small companies, such as ours, may have in meeting those governance standards.

                  Our new bylaws, adopted on October 1, 2002, provides that we have an independent audit committee, a majority of which members cannot be comprised of non independent directors so long as we have a class of securities registered under the Securities Exchange Act of 1934. As of the date hereof, we have not implemented this bylaw requirement.

                  We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. The audit committee will adopt its own charter.

                  Until such time as an audit committee has been established, the board of directors will continue to undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the
(i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented.

                  Our board of directors, consistent with our intent to enhance the reliability and credibility of the financial statements, has submitted the financial statements included in this Form 10-QSB to our independent auditor prior to the filing of this report. An audit was completed for the period then ended.

                  Our auditor is subject to peer review consistent with the American Institute of Certified Public Accountants (AICPA) procedures.

                  In addition, we do not have any compensation or executive or similar committees.

Bylaws.

                  Our board of directors has adopted bylaws that establish independent directors, an audit committee, and provisions which mandate an annual meeting, provide for proxy solicitation with minimum quorum requirements of at least 33% of the outstanding shares and other corporate governance standards consistent with those imposed by current BBX qualitative standards.

                  At the time of adoption of the amended bylaws, we had 3 directors. The new bylaws provide for not less than 5 nor more than 15 directors, with classes and designated terms. As of the date hereof, we currently have two vacancies on the board of directors.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

                   3.2     Bylaws

                  23.1     Consent of Kyle L. Tingle, CPA.

                                    SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: October 4, 2002              PRO-ACTIVE SOLUTIONS, INC.



                                    By: /s/ ANITA T. PARGANIBAN
                                        _______________________
                                            Anita T. Parganiban
                                            President



                                    By: /s/ CAROL SUZANNE COLLINS
                                        ____________________________
                                            Carol Suzanne Collins
                                            Chief Financial Officer,
                                            Secretary, Treasurer and
                                            Director



                                    By: /s/ ROBERT LEE COLLINS
                                        ______________________
                                            Robert Lee Collins
                                            Director

                                 CERTIFICATIONS


I, Anita T. Panganiban, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pro-Active Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October 4, 2002                                 /s/ ANITA T. PANGANIBAN
                                                __________________________
                                                    Anita T. Panganiban
                                                    Chief Executive Officer

I, Carol Suzanne Collins, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pro-Active Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October 4, 2002                                 /s/ CAROL SUZANNE COLLINS
                                                __________________________
                                                    Carol Suzanne Collins
                                                    Chief Financial Officer