Form 10QSB
period 2002-11-30
PRO ACTIVE SOLUTIONS INC
filed 2003-04-16
CIK 1160764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002.

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


                                       N/A
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


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

         At November 30, 2002, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM I.   FINANCIAL STATEMENTS









                           PRO-ACTIVE SOLUTIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                NOVEMBER 30, 2002
                                  MAY 31, 2001

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                    F-3-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                                  F-6

   Notes to Financial Statements                                           F-7-9
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Pro-Active Solutions, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Pro-Active Solutions, Inc. (A Development Stage Company) as of November 30, 2002 and May 31, 2001 and the related statements of income, stockholders' equity, and cash flows for the six months ended November 30, 2002 and the years ended May 31, 2002 and 2001, and the period January 14, 2000 (inception) through November 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro-Active Solutions, Inc. (A Development Stage Company) as of November 30, 2002 and May 31, 2002 and the results of its operations and cash flows for the six months ended November, 30, 2002, the years ended May 31, 2002 and 2001, and the period January 14, 2000 (inception) through November 30, 2002, in conformity with generally accepted accounting principles.

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


January 14, 2003
Henderson, Nevada

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                      November 30,     May 31,
                                                              2002        2002
                                                      ____________     _______


                                     ASSETS

CURRENT ASSETS
     Cash                                              $  8,500        $ 8,500
     Prepaid expenses                                  $  9,225        $10,575
                                                       ________        _______
            Total current assets                       $ 17,725        $19,075
                                                       ________        _______
                   Total assets                        $ 17,725        $19,075
                                                       ========        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $      0        $   500
     Officers advances (Note 5)                        $ 13,092        $ 6,552
                                                       ________        _______
            Total current liabilities                  $ 13,092        $ 7,052
                                                       ________        _______


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at May 31, 2002:              $               $ 2,200
        2,200,000 shares at November 30, 2002;            2,200
     Additional Paid In Capital (Notes 2 and 5)          19,800         19,800
     Accumulated deficit during development stage       (17,367)        (9,977)
                                                       ________        _______
            Total stockholders' equity                 $  4,633        $12,023
                                                       ________        _______
                   Total liabilities and
                   stockholders' equity                $ 17,725        $19,075
                                                       ========        =======


                 See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME



                                         Three months ended                  Six months ended
                                    _____________________________      _____________________________
                                    November 30,     November 30,      November 30,     November 30,
                                            2002             2001              2002             2001
                                    ____________     ____________      ____________     ____________

Revenues                             $        0       $        0        $        0       $        0

Cost of revenue                             147              225               294              450
                                     __________       __________        __________       __________
   Gross (loss)                      $     (147)      $     (225)       $     (294)      $     (450)
General, selling and
   administrative expenses                2,498              450             7,096            2,335
                                     __________       __________        __________       __________
   Operating (loss)                  $   (2,645)      $     (675)       $   (7,390)      $   (2,785)

Nonoperating income (expense)                 0                0                 0                0
                                     __________       __________        __________       __________
   Net (loss)                        $   (2,645)      $     (675)       $   (7,390)      $   (2,785)
                                     ==========       ==========        ==========       ==========

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)       $    (0.00)      $    (0.00)
                                     ==========       ==========        ==========       ==========
   Average number of shares
   of common stock outstanding        2,200,000        2,200,000         2,200,000        2,200,000
                                     ==========       ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.


                    PRO-ACTIVE SOLUTIONS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF INCOME


                                            Year ended            Jan. 14, 2000
                                     ________________________    (inception) to
                                        May 31,       May 31,      November 30,
                                           2002          2001              2002
                                     __________    __________    ______________

Revenues                             $        0    $        0      $        0

Cost of revenue                             874             0           1,168
                                     __________    __________      __________
   Gross (loss)                      $     (874)   $        0      $   (1,168)
General, selling and
   administrative expenses                8,484           494          16,199
                                     __________    __________      __________
   Operating (loss)                  $   (9,358)   $     (494)     $  (17,367)

Nonoperating income (expense)                 0             0               0
                                     __________    __________      __________
   Net (loss)                        $   (9,358)   $     (494)     $  (17,367)
                                     ===========   ==========      ==========

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)   $    (0.00)     $    (0.01)
                                     ==========    ==========      ==========
   Average number of shares
   of common stock outstanding        2,200,000     2,200,000       2,200,000
                                     ==========    ==========      ===========


                 See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Accumulated
                                                                                      (Deficit)
                                                Common Stock          Additional       During
                                            _____________________      Paid-In       Development
                                             Shares        Amount      Capital          Stage
                                            _________     _______     __________     ___________

Sale of 2,200,000 shares, March 5, 2000     2,200,000     $ 2,200      $ 19,800       $       0

Net (loss), May 31, 2000                                                                   (125)
                                            _________     _______      ________       _________
Balance, May 31, 2000                       2,200,000     $ 2,200      $ 19,800       $    (125)

Net (loss), May 31, 2001                                                                   (494)
                                            _________     _______      ________       _________
Balance, May 31, 2001                       2,200,000     $ 2,200      $ 19,800       $    (619)

Net (loss), May 31, 2002                                                                 (9,358)
                                            _________     _______      ________       _________
Balance, May 31, 2002                       2,200,000     $ 2,200      $ 19,800       $  (9,977)

Net (loss), November 30, 2002                                                            (7,390)
                                            _________     _______      ________       _________
Balance, November 30, 2002                  2,200,000     $ 2,200      $ 19,800       $ (17,367)
                                            =========     =======      ========       =========


                 See Accompanying Notes to Financial Statements.





                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                            Six months ended               Year ended           Jan. 14, 2000
                                      ____________________________    _____________________    (inception) to
                                      November 30,    November 30,     May 31,      May 31,      November 30,
                                             2002            2001         2002         2001              2002
                                      ____________    ____________    ________     ________    ______________

Cash Flows From
Operating Activities
    Net (loss)                          $ (7,390)       $ (2,785)     $ (9,358)    $   (494)     $  (17,367)
    Adjustments to reconcile
      net (loss) to cash (used in)
      operating activities:
    Changes in assets and
        liabilities
    (Increase) decrease in
       prepaid expenses                    1,350           1,350         2,700      (13,275)         (9,225)
    Increase (decrease) in
       accounts payable                     (500)              0           500            0               0
    Increase in officer payable            6,540           1,435         6,158          269          13,092
                                        ________        ________      ________     ________      __________
         Net cash (used in)
            operating activities        $      0        $      0      $      0     $(13,500)     $  (13,500)
                                        ________        ________      ________     ________      __________
Cash Flows From
    Investing Activities                $      0        $      0      $      0     $      0      $        0
                                        ________        ________      ________     ________      __________
Cash Flows From
    Financing Activities
    Issuance of common stock            $      0        $      0      $      0     $      0      $   22,000
                                        ________        ________      ________     ________      __________
         Net cash provided by
            financing activities        $      0        $      0      $      0     $      0      $   22,000
                                        ________        ________      ________     ________      __________
         Net increase (decrease)
            in cash                     $      0        $      0      $      0     $(13,500)     $    8,500

Cash, beginning of period               $  8,500           8,500         8,500       22,000               0
                                        ________        ________      ________     ________      __________
Cash, end of period                     $  8,500        $  8,500      $  8,500     $  8,500      $    8,500
                                        ========        ========      ========     ========      ==========


                 See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       NOVEMBER 30, 2002 AND MAY 31, 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2002 and May 31, 2002.

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

NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On March 5, 2000, the Company authorized and issued 2,200,000 shares of its $0.001 par value common stock in consideration of $22,000 in cash.

The Company has not authorized any preferred stock.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       NOVEMBER 30, 2002 AND MAY 31, 2002


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during the six months ended November 30, 2002 and 2001 and the years ended May 31, 2002 and 2001, and since inception. As of November 30, 2002 and 2001 and May 31, 2002 and 2001, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended November 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of November 30, 2002 is as follows:

          Net operating loss carry forward            $ 17,367
          Valuation allowance                         $(17,367)
                                                      ________
          Net deferred tax asset                      $      0

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

          Year End          Contract
          May 31,           Payment
          ________          ________

            2003            $   294
            2004                588
            2005                588
            2006                539
                            _______
          Total future
          Obligations       $ 2,009
                            =======

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       NOVEMBER 30, 2002 AND MAY 31, 2002


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

NOTE 5.  GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Until the Company has sufficient operations, certain stockholders, have committed to advancing the operating costs of the company.

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

                  Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through May 21, 2003 to Verio in connection with this expense. The officers and directors have agreed to fund our "burn rate," pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit expired on August 31, 2002. On October 1, 2002, the line of credit was reinstated and currently expires on April 30, 2004. As if the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

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

Liquidity - Financial Condition.

                  We currently have cash of approximately $8,500 and $9,225 in prepaid expenses that constitutes our total assets of $17,725. We have no other liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through November 30, 2002 is 17,367.

                  We have had no revenues in the six months ending November 30, 2002 or in the six months ended November 30, 2001. During the six months ending November 30, 2002, we incurred expenses of $7,390 as compared to the six months ended November 30, 2001 of $2,785 or an increased of $4,605.

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

Development and Activities.

                   We have not expended any monies during each of the last two fiscal years and during this current quarter on research and development activities applicable to our website. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our customers. Other than the initial web site development, we have not undergone any other research and development activity.


Qualitative and Quantitative Disclosures About Market Risk.

                  We have neither considered nor conducted any research concerning qualitative and quantitative market risk.


                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings ................................................None

Item 2 -  Changes in the Rights of the Company's
          Security Holders .................................................None

Item 3 -  Defaults by the Company on its
          Senior Securities ................................................None

Item 4 -  Submission of Matter to Vote of Security
          Holders ..........................................................None

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

Audit Committee and Other Committees.

                  As of November 30, 2002, our board of directors had not established an audit committee. We had not intended, in all likelihood, to establish any independent audit committee until such time as we had reached the qualitative standards for the Bulletin Board Exchange, which will be phased in during calendar year 2003 and will replace the OTC Bulletin Board, which is operated by the NASDAQ Stock Market, Inc. that will be phased out in 2003. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The system has been designed to provide market participants and customers with increased speed and reliability to transactions, as well as to improve the overall transparency of the market place. In general, the Bulletin Board Exchange will have minimum requirements of 100 round-lot shareholders and 200,000 shares in public float and will have other certain minimum corporate governance standards to those presently existing for the NASDAQ National Market and small cap markets, with an adjustment to certain of the requirements cognizant of the difficulty that small companies, such as ours, may have in meeting those governance standards.

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


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

                  23.1     Consent of Kyle L. Tingle, CPA.

                  99.1     Certification - CEO

                  99.2     Certification - CFO

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2003             PRO-ACTIVE SOLUTIONS, INC.


                                  By: /s/ ANITA T. PARGANIBAN
                                      _______________________
                                      Anita T. Parganiban
                                      President



                                  By: /s/ CAROL SUZANNE COLLINS
                                      _________________________________
                                      Carol Suzanne Collins
                                      Chief Financial Officer,
                                      Secretary, Treasurer and Director


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



April 15, 2003                                  /s/ ANITA T. PANGANIBAN
                                                __________________________
                                                    Anita T. Panganiban
                                                    Chief Executive Officer

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



April 15, 2003                                  /s/ CAROL SUZANNE COLLINS
                                                __________________________
                                                    Carol Suzanne Collins
                                                    Chief Financial Officer