Form 10QSB
period 2003-02-28
PRO ACTIVE SOLUTIONS INC
filed 2003-05-14
CIK 1160764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003.

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

         At February 28, 2003, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

         PART I

                              FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                FEBRUARY 28, 2003
                                  MAY 31, 2002

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

   Statements of Cash Flows                                                F-6-7

   Notes to Financial Statements                                          F-8-10
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Pro-Active Solutions, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Pro-Active Solutions, Inc. (A Development Stage Company) as of February 28, 2003 and May 31, 2002 and the related statements of income, stockholders' equity, and cash flows for the nine months ended February 28, 2003 and the years ended May 31, 2002 and 2001, and the period January 14, 2000 (inception) through February 28, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro-Active Solutions, Inc. (A Development Stage Company) as of February 28, 2003 and May 31, 2002 and the results of its operations and cash flows for the nine months ended February 28, 2003, the years ended May 31, 2002 and 2001, and the period January 14, 2000 (inception) through February 28, 2003, in conformity with generally accepted accounting principles.

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


April 29, 2003
Henderson, Nevada

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                      February 28,     May 31,
                                                              2003        2002
                                                      ____________     _______


                                     ASSETS

CURRENT ASSETS
     Cash                                              $  8,500        $ 8,500
     Prepaid expenses                                  $  8,550        $10,575
                                                       ________        _______
            Total current assets                       $ 17,050        $19,075
                                                       ________        _______
                   Total assets                        $ 17,050        $19,075
                                                       ========        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $      0        $   500
     Officers advances (Note 5)                        $ 13,677        $ 6,552
                                                       ________        _______
            Total current liabilities                  $ 13,677        $ 7,052
                                                       ________        _______


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at May 31, 2002:              $               $ 2,200
        2,200,000 shares at February 28, 2003;            2,200
     Additional Paid In Capital (Notes 2 and 5)          19,800         19,800
     Accumulated deficit during development stage       (18,627)        (9,977)
                                                       ________        _______
            Total stockholders' equity                 $  3,373        $12,023
                                                       ________        _______
                   Total liabilities and
                   stockholders' equity                $ 17,050        $19,075
                                                       ========        =======


                 See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Three months ended                  Nine months ended
                                    _____________________________      _____________________________
                                    February 28,     February 28,      February 28,     February 28,
                                            2003             2002              2003             2002
                                    ____________     ____________      ____________     ____________

Revenues                             $        0       $        0        $        0       $        0

Cost of revenue                             147              225               441              675
                                     __________       __________        __________       __________
   Gross (loss)                      $     (147)      $     (225)       $     (441)      $     (675)

General, selling and
   administrative expenses                1,113            5,173             8,209            7,508
                                     __________       __________        __________       __________
   Operating (loss)                  $   (1,260)      $   (5,398)       $   (8,650)      $   (8,183)

Nonoperating income (expense)                 0                0                 0                0
                                     __________       __________        __________       __________
   Net (loss)                        $   (1,260)      $   (5,398)       $   (8,650)      $   (8,183)
                                     ==========       ==========        ==========       ==========

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)       $    (0.00)      $    (0.00)
                                     ==========       ==========        ==========       ==========
   Average number of shares
   of common stock outstanding        2,200,000        2,200,000         2,200,000        2,200,000
                                     ==========       ==========        ==========       ==========


                 See Accompanying Notes to Financial Statements.


                    PRO-ACTIVE SOLUTIONS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF INCOME


                                            Years ended           Jan. 14, 2000
                                     ________________________    (inception) to
                                        May 31,       May 31,      February 28,
                                           2002          2001              2003
                                     __________    __________    ______________

Revenues                             $        0    $        0      $        0

Cost of revenue                             874             0           1,315
                                     __________    __________      __________
   Gross (loss)                      $     (874)   $        0      $   (1,315)

General, selling and
   administrative expenses                8,484           494          17,312
                                     __________    __________      __________
   Operating (loss)                  $   (9,358)   $     (494)     $  (18,627)

Nonoperating income (expense)                 0             0               0
                                     __________    __________      __________
   Net (loss)                        $   (9,358)   $     (494)     $  (18,627)
                                     ===========   ==========      ==========

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)   $    (0.00)     $    (0.01)
                                     ==========    ==========      ==========
   Average number of shares
   of common stock outstanding        2,200,000     2,200,000       2,200,000
                                     ==========    ==========      ===========


                 See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Accumulated
                                                                                      (Deficit)
                                                Common Stock          Additional       During
                                            _____________________      Paid-In       Development
                                             Shares        Amount      Capital          Stage
                                            _________     _______     __________     ___________

Sale of 2,200,000 shares, March 5, 2000     2,200,000     $ 2,200      $ 19,800       $       0

Net (loss), May 31, 2000                                                                   (125)
                                            _________     _______      ________       _________
Balance, May 31, 2000                       2,200,000     $ 2,200      $ 19,800       $    (125)

Net (loss), May 31, 2001                                                                   (494)
                                            _________     _______      ________       _________
Balance, May 31, 2001                       2,200,000     $ 2,200      $ 19,800       $    (619)

Net (loss), May 31, 2002                                                                 (9,358)
                                            _________     _______      ________       _________
Balance, May 31, 2002                       2,200,000     $ 2,200      $ 19,800       $  (9,977)

Net (loss), February 28, 2003                                                            (8,650)
                                            _________     _______      ________       _________
Balance, February 28, 2003                  2,200,000     $ 2,200      $ 19,800       $ (18,627)
                                            =========     =======      ========       =========


                 See Accompanying Notes to Financial Statements.





                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                           Three months ended              Nine months ended
                                      ____________________________    ____________________________
                                      February 28,    February 28,    February 28,    February 28,
                                             2003            2002            2003            2002
                                      ____________    ____________    ___________     ____________

Cash Flows From
Operating Activities
    Net (loss)                          $ (1,260)       $ (5,398)       $ (8,650)       $ (8,183)
    Adjustments to reconcile
      net (loss) to cash (used in)
      operating activities:
    Changes in assets and
        liabilities
    (Increase) decrease in
       prepaid expenses                      675             675           2,025           2,025
    (Decrease) in
       accounts payable                                        0            (500)              0
    Increase in officer payable              585           4,723           7,125           6,158
                                        ________        ________        ________        ________
         Net cash (used in)
            operating activities        $      0        $      0        $      0        $      0
                                        ________        ________        ________        ________
Cash Flows From
    Investing Activities                $      0        $      0        $      0        $      0
                                        ________        ________        ________        ________
Cash Flows From
    Financing Activities
    Issuance of common stock            $      0        $      0        $      0        $      0
                                        ________        ________        ________        ________
         Net cash provided by
            financing activities        $      0        $      0        $      0        $      0
                                        ________        ________        ________        ________
         Net increase (decrease)
            in cash                     $      0        $      0        $      0        $      0

Cash, beginning of period               $  8,500           8,500           8,500           8,500
                                        ________        ________        ________        ________
Cash, end of period                     $  8,500        $  8,500        $  8,500        $  8,500
                                        ========        ========        ========        ========


                 See Accompanying Notes to Financial Statements.




                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                               Years ended          Jan. 14, 2000
                                          _____________________    (inception) to
                                           May 31,      May 31,      February 28,
                                              2002         2001              2003
                                          ________     ________    ______________

Cash Flows From
Operating Activities
    Net (loss)                            $ (9,358)    $   (494)     $  (18,627)
    Adjustments to reconcile
      net (loss) to cash (used in)
      operating activities:
    Changes in assets and
        liabilities
    (Increase) decrease in
       prepaid expenses                      2,700      (13,275)         (8,550)
    Increase in
       accounts payable                        500            0               0
    Increase in officer payable              6,158          269          13,677
                                          ________     ________      __________
         Net cash (used in)
            operating activities          $      0     $(13,500)     $  (13,500)
                                          ________     ________      __________
Cash Flows From
    Investing Activities                  $      0     $      0      $        0
                                          ________     ________      __________
Cash Flows From
    Financing Activities
    Issuance of common stock              $      0     $      0      $   22,000
                                          ________     ________      __________
         Net cash provided by
            financing activities          $      0     $      0      $   22,000
                                          ________     ________      __________
         Net increase (decrease)
            in cash                       $      0     $(13,500)     $    8,500

Cash, beginning of period                    8,500       22,000               0
                                          ________     ________      __________
Cash, end of period                       $  8,500     $  8,500      $    8,500
                                          ========     ========      ==========


                 See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2003 AND MAY 31, 2002


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2003 and May 31, 2002.

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

NOTE 2.  STOCKHOLDERS' EQUITY

         COMMON STOCK

         The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On March 5, 2000, the Company authorized and issued 2,200,000 shares of its $.001 par value common stock in consideration of $22,000 in cash.

         The Company has not authorized any preferred stock.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2003 AND MAY 31, 2002


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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during the nine months ended February 28, 2003 and 2002 and the years ended May 31, 2002 and 2001, and since inception. As of February 28, 2003 and 2002 and May 31, 2002 and 2001, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended February 28, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of February 28, 2002 is as follows:

                  Net operating loss carry forward            $  18,627
                  Valuation allowance                         $ (18,627)
                                                              _________
                  Net deferred tax asset                      $       0

         The net federal operating loss carry forward will expire in tax years from 2016 to 2018. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

                                                      Year End          Contract
                                                      May 31,           Payment

                                                          2003          $   147
                                                          2004              588
                                                          2005              588
                                                          2006              539
                                                                        _______
                                                      Total future
                                                      Obligations       $ 1,862
                                                                        =======

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 28, 2003 AND MAY 31, 2002


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

Generally.

                  We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.=s (AVerio@) domain registration services, web hosting services and e-commerce services. We are a development stage company with limited operations and revenues. We may be unable to satisfy cash requirements without management's financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's financial accommodations will be evidenced by non-interest bearing promissory notes between our company and management. No promissory notes are currently in effect.

                  Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through May 21, 2003 to Verio in connection with this expense. We intend to extend our agreement with Verio.

                  The officers and directors have agreed to fund our Aburn rate,@ pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a Aline of credit@ in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our Aburn rate@ will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit expired on August 31, 2002. On October 1, 2002, the line of credit was reinstated and now expires on April 30, 2004. Today, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

                  Our objective will be to market the web site upon full completion of its development - after we feel it is no longer Aunder construction.@ This marketing strategy is subject to our having sufficient funding to carry out our plan which will include the following elements:

                  1. Strategic listing of our web site with major search engines in order to increase the visibility of our web site when users enter applicable keywords, such as Adomain registration@ and Aweb site hosting,@ with major search engines. We believe that many of the people looking for information concerning domain registration and web site hosting will enter those keywords with major search engines in order to find relevant web sites. Our objective will be to ensure that our site is frequently cited by major search engines when these keywords are searched; and

                  2. Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web site on their web sites in consideration for us permitting a reciprocal link to their web site on our web site.

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

Liquidity - Financial Condition.

                  We currently have cash of approximately $8,500 and $8,550 in prepaid expenses which constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through February 28, 2003 is $467.

                  We have had no revenues in the nine months ending February 28, 2003 or in the nine months ended February 28, 2002. During the nine months ending February 28, 2003, we incurred expenses of $8,650 as compared to the nine months ended February 28, 2002 of $8,183 or an increased of $467.

                  Without the implementation of any marketing plan, our current Aburn rate@ is less than $80 per month. Upon implementation of our marketing plan, we expect that our Aburn rate@ will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS ...............................................None

ITEM 2 -   CHANGES IN THE RIGHTS OF THE COMPANY=S
           SECURITY HOLDERS ................................................None

ITEM 3 -   DEFAULTS BY THE COMPANY ON ITS
           SENIOR SECURITIES ...............................................None

ITEM 4 -   SUBMISSION OF MATTER TO VOTE OF SECURITY
           HOLDERS .........................................................None

ITEM 5 -   OTHER INFORMATION

Board Meeting.

                  Our board of directors held two meetings during the current quarter, each was a special meeting by written consent.

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

Audit Committee and Other Committees.

                  As of February 28, 2003 our board of directors had not established an audit committee. We had not intended, in all likelihood, to establish any independent audit committee until such time as we had reached the qualitative standards for the Bulletin Board Exchange, which will be phased in during calendar year 2003 and will replace the OTC Bulletin Board, which is operated by the NASDAQ Stock Market, Inc. which will be phased out in 2003. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The system has been designed to provide market participants and customers with increased speed and reliability to transactions, as well as to improve the overall transparency of the market place. In general, the Bulletin Board Exchange will have minimum requirements of 100 round-lot shareholders and 200,000 shares in public float and will have other certain minimum corporate governance standards to those presently existing for the NASDAQ National Market and small cap markets, with an adjustment to certain of the requirements cognizant of the difficulty that small companies, such as ours, may have in meeting those governance standards.

                  Our new bylaws, adopted on October 1, 2002, provides that we have an independent audit committee, a majority of which members cannot be comprised of non independent directors so long as we have a class of securities registered under the Securities Exchange Act of 1934. As of the date hereof, we have not implemented this bylaw requirement.

                  We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management=s and the independent auditors= participation in the financial reporting process. The audit committee will adopt its own charter

                  Until such time as an audit committee has been established, the board of directors will continue to undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the
(i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented.

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

ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

                  23.1 Consent of Kyle L. Tingle, CPA.

                  99.1 Certified by the President.

                  99.2 Certified by the Chief Financial Officer.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 13, 2003                             PRO-ACTIVE SOLUTIONS, INC.



                                                By: /s/ ANITA T. PARGANIBAN
                                                ________________________________
                                                    Anita T. Parganiban
                                                    President



                                                By: /s/ CAROL SUZANNE COLLINS
                                                ________________________________
                                                    Carol Suzanne Collins
                                                    Chief Financial Officer,
                                                    Secretary, Treasurer and
                                                    Director


                                                By: /s/ ROBERT LEE COLLINS
                                                ________________________________
                                                    Robert Lee Collins
                                                    Director

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



May 13, 2003                                    /s/ ANITA T. PANGANIBAN
                                                __________________________
                                                    Anita T. Panganiban
                                                    Chief Executive Officer

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



May 13, 2003                                    /s/ CAROL SUZANNE COLLINS
                                                __________________________
                                                    Carol Suzanne Collins
                                                    Chief Financial Officer