Form 10KSB
period 2003-05-31
PRO ACTIVE SOLUTIONS INC
filed 2003-08-29
CIK 1160764

Commission File No. 0-33483


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-KSB

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended: May 31, 2003

                  / / TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                           PRO-ACTIVE SOLUTIONS, INC.
        _________________________________________________________________
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


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         As of May 31, 2003, there were 2,200,000 shares of the registrant's Common Stock, $.001 par value, outstanding.

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant is $-0-.

         State the registrant's revenues for the May 31, 2003 fiscal year: $-0-.

                                TABLE OF CONTENTS

                                                                            Page


Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matter to Vote of
         Security Holders

Item 5.  Market for Common Equity and
         Related Stockholder Matters

Item 6.  Management's Discussion and Analysis
         or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure

Item 8A. Controls and Procedures

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain
         Beneficial Owners and Management

Item 12. Certain Relationships and
         Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Item 14. Controls and Procedures [See Item 8A]

Item 15. Principal Accountant Fees and Services

         Signatures

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

                  Your attention is specifically called to the risk factors in this Item 1 below and the detailed information within the financial statements and the explanatory notes which appear elsewhere in this Form 10-KSB.

Our Business.

                  We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services.

                  We have an agreement with Verio wherein we have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio's services. These services include various domain registration services, web hosting services and e-commerce services. We are an independent contractor and we participate in what is known as Verio's Web Agent Referral Program ("Warp program"). We make residual income for referring business to Verio. Our agreement commenced as of May 22, 2001 and remained in effect for two years. Pursuant to the agreement, we requested an additional one year term. Unless terminated pursuant to the provisions of the agreement, we may request up to two additional one year extensions of the agreement. Verio provides us with a co-branded web page that we customize with our own introductory text and banner.

                  We are an independent contractor and we participate in what is known as Verio's Web Agent Referral Program - the WARP program. We make residual income for referring business to Verio. We start by earning 20% of revenue collected from each and every customer that we refer and that signs up for web hosting services. The revenue can increase up to 30% when we have signed up in excess of 200 accounts. Verio provides us with a co-branded web page that we customize with our own introductory text and banner.

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

                  We can direct our customers to visit our web site to place orders or we can place orders on behalf of our customers or visitors can access our web site which allows them to place orders directly. The visitors are tracked through our web site so when a visitor places an order on our page, we receive a commission for the sale after the customer makes payment to Verio. If a customer does not directly place an order from our web site (click-thru from our opening web page to Verio) or later visits Verio's web site or contacts Verio directly, Verio's tracking software will not treat that customer as a referral and we will receive no commission for that customer, unless that customer specifically discloses to Verio that it is a referral from us.

                  In order for us to receive credit for a sale, our visitors to the co-branded site must have a so-called java script and cookie enabled browser. Substantially all of the browser's currently used are java script enabled and cookie enabled. All Netscape Navigator 3.0 or higher or Internet Explorer 3.0 or higher are java script and cookie enabled. If a visitor cannot or does not accept the tracking cookie, we will not be able to track the visitor and we will not be credited for the sale.

                  Under the Warp program, we are not permitted to knowingly market our referral services to a current customer of Verio and in the event that we solicit a current customer of Verio to buy services, Verio is under no obligation under our Warp program to pay a commission to us for the customer. Further, if a customer cannot or does not accept the tracking cookies from Verio, we will not receive any commission for any sale.

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

Verio.

                  Verio (a subsidiary of Nippon Telegraph and Telephone Company) is a web hosting company and a provider of comprehensive internet services. Verio has a network of 31 bases in 21 countries for global services and provides services in more than 50 countries. It has more than 4,000 resellers in the United States and in more than 170 other countries. Verio has preferential marketing agreements with other internet online companies, provides private label and co-branded distribution relationships with telecommunications companies and also has in-house telemarketing operations. While basic internet access and web hosting services constitute the predominate services offered by Verio, Verio's focus is on the so-called "enhanced services," what is deemed to be the fastest growing segment of the internet services market. An enhanced service is defined to encompass a dedicated server, a single computer fully devoted to the needs of one customer which allows for faster access to information and provides greater flexibility in software, site traffic management, and scalability. It also includes so-called dual server systems - through a dual server setup, web server processes, application transactions, and database queries can be segregated for optimal processing and input and output availability and performance. Variations of the systems are known as clustering systems - a system which is scalable from two to multiple front-end web servers, with the addition of a third web server, and multi site systems, a web hosting system designed for environments that put a high value on maximum up time and redundant - multiple hosting configurations. Verio, in each of the these enhanced services, generally has multiple employees assigned to the task with dedicated account management and dedicated network monitoring. As business users of the internet adopt enhanced services, they also require additional bandwith and web site functionality to support their expanded use of the internet.

                  If our customer uses the enhanced web hosting services, we will also receive the referral commission under our agreement with Verio.

                  Verio believes that internet connectivity and enhanced internet services (including web hosting) represents two of the fastest growing segments of the telecommunications services market. As business users of the internet adopt enhanced services, they also require web side functionality to support their expanded use of the internet. Many companies find that an out-sourced solution, such as using Verio's internet connectivity and web-hosting services, to be a solution must cost effective, because the company typically lacks the technology experience, capital, personnel, or ability to bear the time-to-market and operating risks to install, maintain and monitor their own web servers and internet connectivity. Small and medium-size businesses generally seek an internet service provider who are readily available to respond to technical issues, who can assist in developing and implementing the customer's effective use of the internet, and with whom they can establish a stable and long-term relationship. Although we intend only to refer customers to Verio in connection with the selling of domain name registration services and web site hosting services, as the customer grows in size, they will be able to take advantage of any and all services offered to customers by Verio. We will not be able to control the type of services offered to the referrals by Verio, although we may be able to receive some residual income depending on the services rendered.

                  Although potential customers could go directly to Verio (or any other third party) provider of domain registration services, web hosting services and e-commerce services, we believe that the so-called low end, entry level services which we market, through Verio's web agent referral program, constitutes a niche wherein we may be able to achieve commission income for referring customers to Verio through the use of a user friendly web site. This is the compensation received which is a percentage of the customer's sale. Verio's large existing customer base and strong, balance position in both the internet access and web hosting service platforms gives Verio a competitive edge in offering its services which include applications hosting, e-commerce, premier data centers, managed services, co-location and security products.



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

                  Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from shareholders, officers and directors to meet limited operating expenses. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. Our loss from inception through May 31, 2003 is $10,683.

                  Without the implementation of any marketing plan, our current "burn rate" is less than $49 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for the strategic listing of our web site with major search engines. The balance will be utilized in connection with establishing reciprocal click-thru agreements with complimentary web site and for the expenses of having us comply with the federal securities laws. The officers and directors have orally agreed to fund our "burn rate," pay all expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The line of credit expired on August 31, 2002. On October 1, 2002, the line of credit was reinstated and now expires on April 30, 2004. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

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

                  We have no operating history and we did not have any business prior to our organization. As of May 31, 2003, we had incurred losses and we expect losses to continue. There is nothing at this time on which to base an assumption that our business plan will prove successful, and there is no assurance that we will be able to operate profitably.

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

                  Our success is heavily dependent upon the continued participation of our president, Anita T. Panganiban. Loss of her services could have a material adverse effect upon our business development. We intend to rely upon Anita Panganiban to negotiate for the development of our web side, for the strategic listing of our web sites and for arranging for the reciprocal click-thru agreements with complementary web sites. We do not maintain "key person" life insurance on Anita T. Panganiban's life. We do not have a written employment agreement with Anita T. Panganiban. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

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

                  We face competition from many entities providing referral services similar to ours. The market for the providing of domain registration and web service hosting is extremely competitive, highly fragmented, and has no substantial barriers to entry. Verio is also a direct competitor of ours. Our unproven market strategy will include the strategic listing of our web site with major search engines so our customers can find us and will include reciprocal click-thru agreements with complementary web sites who may refer customers to our web site. Although we are reliant upon Anita T. Panganiban, our president, for implementing our marketing strategy, the limited part-time contribution of her time may not be sufficient for us to implement our marketing strategy.

Domain registration services supplied by competitors are substantially identical in nature but web hosting services can be more specialized.

                  There can be no assurance that we will be able to compete effectively in this highly competitive industry, which could have a material impact upon market acceptance of our referral services.

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

                  We are authorized to issue a maximum of 25,000,000 shares of common shares. As of May 31, 2003, there were 2,200,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock.

         11. Our common stock may never be public traded and you may have no ability to sell the shares.

                  There is no public trading market for our shares of common stock. Our stock has been cleared for unpriced quotation on the Pink Sheets LLC "pink sheets." There has been no trades or prices entered in the so-called "pink sheets." The symbol is PAVS.

                  There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our common stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

                  Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless and exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers' ("NASD") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. This Form 10-SB, once effective, will subject us to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, as such, we may be deemed compliant with Rule 15c2-11. The NASD Regulation, Inc. will review the market maker's application (unless and exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD Regulation, Inc. Furthermore, the clearance should not construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

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

         12. If our common stock does not meet blue sky resale require-ments, certain shareholders may be unable to resell our common stock.

                  The resale of common stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the common stock and there is no exemption from qualification in certain states, the holders of the common stock or the purchasers of the common stock may be unable to sell them.

         13. Our shareholders may face significant restrictions on the resale of our common stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

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

                  We do not have any legal opinions as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule

3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419. Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

                  If we are later determined to be a so-called "blank check" company, our shareholders will be required to file a registration statement under the Securities Act of 1933, as amended, prior to the resale of the common stock, unless there exists a transactional or security exemption for such sale under the Securities Act of 1933, as amended. Current shareholders and person who desire to purchase the common stock in any trading market that may develop in the future, should be aware that the we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

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


ITEM 5.           MARKET FOR COMMON COMPANY EQUITY AND RELATED STOCKHOLDER
                  MATTER.

                  Market Information and Market Price.

Market Price.

                  There is no public trading market for our shares of common stock.

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


Shareholders.

                  As of May 31, 2003 and as of the date hereof, there were 25 holders of record of our common stock.

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

                  We have had no revenues for the years ending May 31, 2003 and May 31, 2002. During the year ending May 31, 2003, we incurred general, selling and administrative expenses of $8,484 as compared to $494 for the year ended May 31, 2002 or an increase of $7,990.

                  Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through May 31, 2003 is $9,977. Without the implementation of any marketing plan, our current "burn rate" is less than $49 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

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

                  Although we may need other additional financing, we have no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities or the obtaining of additional loans or financial accommodations.
                  As we are deemed to be a development stage company, we have a net loss and may not be profitable in the future. If we do not achieve any revenue growth sufficient to absorb our planned expenditures, we could experience additional losses in future periods.

                  Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $49.00 per month. We are obligated to Verio during the term of WARP agreement in connection with this expense. The officers and directors have agreed to fund our "burn rate," pay off all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. If adequate funds are not available to us, we believe that our business development will be adversely affected.

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

                  We will continue to carefully control our expenses as we move forward with the implementation of our business plan.

                  The Company has neither considered nor conducted any research concerning qualitative and quantitative market risk.

                  In October 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company for the fiscal year ended December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements

                  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002.

                  In November 2002, the FASB issued Interpretation No. 45 (FIN
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.
                  In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

                  In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

                  During April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. We do not anticipate the adoption of this statement to have any impact on our financial statements, as we are not currently a party to derivative financial instruments included in this standard.

                  During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. We do not anticipate the adoption of this statement to have any impact on our financial statements, as we are not currently a party to such instruments included in this standard.

ITEM 7.           FINANCIAL STATEMENTS.





                           PRO-ACTIVE SOLUTIONS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2003
                                  MAY 31, 2002

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                         F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                      F-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                           F-6-8
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Pro-Active Solutions, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Pro-Active Solutions, Inc. (A Development Stage Company) as of May 31, 2003 and 2002 and the related statements of income, stockholders' equity, and cash flows for the years then ended and the period January 14, 2000 (inception) through May 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro-Active Solutions, Inc. (A Development Stage Company) as of May 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and the period January 14, 2000 (inception) through May 31, 2003, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC


June 28, 2003
Henderson, Nevada

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                          May 31,       May 31,
                                                             2003          2002
                                                         ________      ________


                                     ASSETS

 CURRENT ASSETS
      Cash                                               $  8,500      $  8,500
      Prepaid expenses                                   $  7,875      $ 10,575
                                                         ________      ________

             Total current assets                        $ 16,375      $ 19,075
                                                         ________      ________

                    Total assets                         $ 16,375      $ 19,075
                                                         ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                                   $      0      $    500
      Officers advances                                    15,215         6,552
                                                         ________      ________

             Total current liabilities                   $ 15,215      $  7,052
                                                         ________      ________


 STOCKHOLDERS' EQUITY
      Common stock: $.001 par value;
         authorized 25,000,000 shares;
         issued and outstanding:
         2,200,000 shares at May 31, 2002:               $             $  2,200
         2,200,000 shares at May 31, 2003;                  2,200
      Additional paid in capital                           19,800        19,800
      Accumulated deficit during development stage        (20,840)       (9,977)
                                                         ________      ________

             Total stockholders' equity                  $  1,160      $ 12,023
                                                         ________      ________

                    Total liabilities and
                    stockholders' equity                 $ 16,375      $ 19,075
                                                         ========      ========


                 See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                         Jan. 14, 2000
                                           Year Ended     Year Ended     Year Ended     (inception) to
                                              May 31,        May 31,        May 31,            May 31,
                                                 2003           2002           2001               2003
                                           __________     __________     __________     ______________

Revenues                                   $        0     $        0     $        0       $        0

Cost of revenue                                   588            874              0              874
                                           __________     __________     __________       __________

           Gross loss                      $     (588)    $     (874)    $        0       $   (1,462)
General, selling and
   administrative expenses                     10,275          8,484            494           19,378
                                           __________     __________     __________       __________

           Operating loss                  $  (10,863)    $   (9,358)    $     (494)      $  (20,840)

Nonoperating income (expense)                       0              0              0                0
                                           __________     __________     __________       __________

           Net loss                        $  (10,863)    $   (9,358)    $     (494)      $  (20,840)
                                           ==========     ==========     ==========       ==========


           Net loss per share, basic
           and diluted                     $    (0.00)    $    (0.00)    $    (0.00)      $    (0.01)
                                           ==========     ==========     ==========       ==========

           Average number of shares
           of common stock outstanding      2,200,000      2,200,000      2,200,000        2,200,000
                                           ==========     ==========     ==========       ==========


See Accompanying Notes to Financial Statements.




                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        Accumulated
                                                                          (Deficit)
                                   Common Stock          Additional          During
                              ______________________        Paid-In     Development
                                Shares       Amount         Capital            Stage      Total
                              __________     _______     __________     ___________      _________

Sale of 2,200,000 shares,
   March 5, 2000               2,200,000     $ 2,200      $ 19,800       $               $  22,000

Net loss, May 31, 2000                                                        (125)           (125)
                              __________     _______      ________       _________       _________

Balance, May 31, 2000          2,200,000     $ 2,200      $ 19,800       $    (125)      $  21,875

Net loss, May 31, 2001                                                        (494)           (494)
                              __________     _______      ________       _________       _________

Balance, May 31, 2001          2,200,000     $ 2,200      $ 19,800       $    (619)      $  21,381

Net loss, May 31, 2002                                                      (9,358)         (9,358)
                              __________     _______      ________       _________       _________

Balance, May 31, 2002          2,200,000     $ 2,200      $ 19,800       $  (9,977)      $  12,023

Net loss, May 31, 2003                                                     (10,863)        (10,863)
                              __________     _______      ________       _________       _________

Balance, May 31, 2003          2,200,000     $ 2,200      $ 19,800       $ (20,840)      $   1,160
                              ==========     =======      ========       =========       =========


See Accompanying Notes to Financial Statements.




                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                    Jan. 14, 2000
                                                      Year Ended     Year Ended     Year Ended     (inception) to
                                                         May 31,        May 31,        May 31,            May 31,
                                                            2003           2002           2001               2003
                                                      __________     __________     __________     ______________

Cash Flows From Operating Activities
    Net loss                                           $ (10,863)     $ (9,358)      $    (494)      $ (20,840)
    Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Changes in assets and liabilities
    (Increase) decrease in prepaid expenses                2,700         2,700         (13,275)         (7,875)
    Increase (decrease) in accounts payable                 (500)          500               0               0
    Increase in officer payable                            8,663         6,158             269          15,215
                                                       _________      ________       _________       _________

         Net cash (used in) operating
            activities                                 $       0      $      0       $ (13,500)      $ (13,500)
                                                       _________      ________       _________       _________

Cash Flows From Investing Activities                   $       0      $      0       $       0       $       0
                                                       _________      ________       _________       _________

Cash Flows From Financing Activities
         Issuance of common stock                      $       0      $      0       $       0       $  22,000
                                                       _________      ________       _________       _________

         Net cash provided by financing
            activities                                 $       0      $      0       $       0       $  22,000
                                                       _________      ________       _________       _________

         Net increase (decrease) in cash
            and cash equivalents                       $       0      $      0       $ (13,500)      $   8,500

Cash and cash equivalents,
    beginning of period                                    8,500         8,500          22,000               0
                                                       _________      ________       _________       _________
Cash and cash equivalents, end of period               $   8,500      $  8,500       $   8,500       $   8,500
                                                       =========      ========       =========       =========


See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2003 AND 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2003 and 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company for the fiscal year ended December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2003 AND 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2003 AND 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN
46. In November 2002, the "EITF" reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during the years ended May 31, 2003, 2002, and since inception. As of May 31, 2003, 2002, and since inception, the Company had no dilutive potential common shares.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2003 AND 2002


NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended May 31, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of May 31, 2003 is as follows:

                  Net operating loss carry forward     $  20,840
                  Valuation allowance                  $ (20,840)
                                                       _________
                  Net deferred tax asset               $       0

The net federal operating loss carry forward will expire in 2020 through 2023. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

                  Year End          Contract
                  May 31,           Payment

                    2004            $   588
                    2005                588
                    2006                539
                                    _______
                  Total future
                  Obligations       $ 1,715
                                    =======

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

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2003 AND 2002


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  There have been no changes or any disagreements with the accountants or the accountant's findings.

ITEM 8A.          CONTROLS AND PROCEDURES.

                  The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of May 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

                  There were no changes in the Company's internal control over financial reporting during the Company's fiscal period ended May 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE  EXCHANGE ACT.

Directors, Officers, Promoters and Control Persons.

                  The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

                          Name               Ages          Position
                  ______________________     ____      ____________________

                  Anita T. Panganiban         48       President/Director
                  6994 27th Street
                  Riverside, CA 92509

                  Carol Suzanne Collins       40       Secretary/Treasurer/
                  13743 San Antonio Ave.               Director
                  Chino, CA 91710

                  Robert Lee Collins          41       Director
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

                  CAROL SUZANNE COLLINS

                  From 1986 to the present, Ms. Collins has been the Co-Owner/Office Manager for Collins Industries, Inc. Ms. Collins is responsible for daily administrative and financial functions of a family owned machine shop and precision tooling business.

                  ROBERT LEE COLLINS

                  From 1986 to the present, Mr. Collins has been the Co-Owner/Operations Manager for Collins Industries. Mr. Collins is responsible for sales, manufacturing and production functions of a family owned machine shop and precision tooling business.

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


ITEM 10.          EXECUTIVE COMPENSATION.

                  No executive compensation has been paid since our inception. We have paid no compensation or consulting fees to any of our officers or directors and we are not a party to any employment agreements. We have made no advances and no advances are contemplated to be made by us to any of our officers or directors. We have no retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors and we do not contemplate implementing any such plans. On March 5, 2000, Anita T. Panganiban was appointed as our president, along with the other officers. Although each of the officers are technically employees, except for Anita T. Panganiban, none of the officers spent more than two hours per month developing our business. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. Anita T. Panganiban is now the only officer who serves as an employee and is the only person who provides services to us in connection with the implementation of our plan of operation. We do contemplate, however, that any officer and director will be entitled to reimbursement for out of pocket expenditures for activities on our behalf. There are no transactions between us and any third party wherein the purpose of the transaction is to furnish compensation to any of our officers and directors. We do not anticipate any compensation to be paid to any officer and director for the fiscal year ended May 31, 2003.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

                  The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five (5%) percent of our Company.

                  Name and                     Amount and
                  Address of                   Nature of
                  Beneficial                   Beneficial    Percent
Title of Class      Owner                        Owner       of Class
________________________________________________________________________________

Common            Anita T. Panganiban            550,000      25.0%
                  6994 27th Street
                  Riverside, CA 92509

Common            Carol Suzanne Collins /1/      550,000      25.0%
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            Robert Lee Collins /1/         350,000      15.9%
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            All Officers and             1,450,000      65.9%
                  Directors as a Group
                  (three [3] individuals)
__________________

/1/ Robert Lee Collins and Carol Suzanne Collins are husband and wife. The beneficial interest of each is imputed to the other; accordingly, Robert Lee Collins and Carol Suzanne Collins, owns, directly or beneficially, an aggregate of 900,000 shares or 40.9% of the issued and outstanding shares of the Company.

Security Ownership of Management.

                  The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of our Company.

                  Name and                     Amount and
                  Address of                   Nature of
                  Beneficial                   Beneficial    Percent
Title of Class      Owner                        Owner       of Class
________________________________________________________________________________

Common            Anita T. Panganiban            550,000      25.0%
                  6994 27th Street
                  Riverside, CA 92509

Common            Carol Suzanne Collins /1/      550,000      25.0%
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            Robert Lee Collins 1/          350,000      15.9%
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            All Officers and             1,450,000      65.9%
                  Directors as a Group
                  (three [3] individuals)

__________________

/1/ Robert Lee Collins and Carol Suzanne Collins are husband and wife. The beneficial interest of each is imputed to the other; accordingly, Robert Lee Collins and Carol Suzanne Collins, owns, directly or beneficially, an aggregate of 900,000 shares or 40.9% of the issued and outstanding shares of the Company.



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

                  In addition, on or before April 30, 2004, our officers and directors have agreed to fund the line of credit in the amount of $10,000. Principal will be payable two years after the date of the first disbursement of funds to us and the obligation will be non-interest bearing and will be evidenced by a promissory note. Our officers and directors have also agreed to fund our "burn rate" and our federal securities compliance expenses which will also be evidenced by a non-interest bearing promissory note, all due and payable on May 21, 2004, or one year after the termination of the Warp program with Verio, whichever is later. The total future obligations under the Warp program through the year ended May 31, 2006, if the contract is extended is $1,715.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

                  There are no reports on Form 8-K incorporated herein by reference.

                  The following documents are filed as part of this report:

                  23.1      Consent of Kyle L. Tingle, CPA.

                  31.1      Section 302 Certification - CEO

                  31.2      Section 302 Certification - CFO

                  32.1      Section 906 Certification - CEO

                  32.2      Section 906 Certification - CFO

ITEM 14.          CONTROLS AND PROCEDURES [SEE ITEM 8A].

ITEM 15.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees.

                  During fiscal 2003 and fiscal 2002, the aggregate fees billed or estimated to be billed to us for professional services rendered by Kyle L. Tingle for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $2,000 and $2,350, respectively.

Audit related fees.

                  During fiscal 2003 and fiscal 2002, the aggregate fees billed to us or estimated to be billed to us for assurance and related services by Kyle
L. Tingle that were reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above were $0 and $0, respectively.

Tax fees.

                  During fiscal 2003 and fiscal 2002, the aggregate fees billed to us for professional services rendered by Kyle L. Tingle for tax compliance, tax advice, and tax planning were $75 and $75, respectively. The nature of the services provided consisted in both years of tax return preparation and consulting.

All other fees.

                  During fiscal 2003 and fiscal 2002, there were no fees billed to us for any other products or services provided by Kyle L. Tingle, other than the services reported above.

Audit Committee and Other Committees.

                  As of May 31, 2003 our board of directors had not established an audit committee.

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

Date: August 29, 2003               PRO-ACTIVE SOLUTIONS, INC.



                                    By: /s/ ANITA T. PANGANIBAN
                                        ________________________________________
                                            Anita T. Panganiban
                                            President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2003               By: /s/ ANITA T. PANGANIBAN
                                        ________________________________________
                                            Anita T. Panganiban
                                            President and Director


Date: August 29, 2003               By: /s/ CAROL SUZANNE COLLINS
                                        ________________________________________
                                            Carol Suzanne Collins
                                            Chief Financial Officer,
                                            Treasurer and Director


Date: August 29, 2003               By: /s/ ROBERT LEE COLLINS
                                        ________________________________________
                                            Robert Lee Collins
                                            Director