Form 10QSB
period 2003-08-31
PRO ACTIVE SOLUTIONS INC
filed 2003-10-15
CIK 1160764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003.

                            OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33483

                           PRO-ACTIVE SOLUTIONS, INC.
                 (Name of Small Business Issuer in its charter)

               Nevada                               88-0496645
  -------------------------------                   --------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)


   6767 W. Tropicana Avenue, Suite 207
         Las Vegas, Nevada                    89103-4754
-----------------------------------------     -----------
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

         At August 31, 2003, there were outstanding 2,200,000 shares of the

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

                                 AUGUST 31, 2003
                                  MAY 31, 2003

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS          F-1
----------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                 F-2

   Statements of Income                                           F-3

   Statements of Stockholders' Equity                             F-4

   Statements of Cash Flows                                       F-5

   Notes to Financial Statements                            F-6 - F-9
----------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


         To the Board of Directors
         Pro-Active Solutions, Inc.
         Las Vegas, Nevada


         I have audited the accompanying balance sheet of Pro-Active Solutions, Inc. (A Development Stage Company) as of August 31, 2003 and May 31, 2003 and the related statements of income, stockholders' equity, and cash flows for the three months ended August 31, 2003 and the years ended May 31, 2003 and 2002, and the period January 14, 2000 (inception) through August 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro-Active Solutions, Inc. (A Development Stage Company) as of August 31, 2003 and May 31, 2003 and the results of its operations and cash flows for the three months ended August 31, 2003, the years ended May 31, 2003 and 2002, and the period January 14, 2000 (inception) through August 31, 2003, in conformity with generally accepted accounting principles.

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


         October 9, 2003
         Las Vegas, Nevada


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                    August 31,          May 31,
                                                                                                          2003             2003
                                                                                                 -------------     ------------


                                     ASSETS

          CURRENT ASSETS
               Cash                                                                              $       8,500       $    8,500
               Prepaid expenses                                                                  $       7,200       $    7,875
                                                                                                 -------------       ----------

                      Total current assets                                                       $      15,700       $   16,375
                                                                                                 -------------       ----------

                             Total assets                                                        $      15,700       $   16,375
                                                                                                 =============       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
               Accounts payable                                                                  $       1,325       $        0
               Officers advances (Note 5)                                                               15,215       $   15,215
                                                                                                 -------------       ----------

                      Total current liabilities                                                  $      16,540       $   15,215
                                                                                                 -------------       ----------



          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,200,000 shares at May 31, 2003:                                              $                   $    2,200
                  2,200,000 shares at August 31, 2003;                                                   2,200
               Additional Paid In Capital (Notes 2 and 5)                                               19,800           19,800

               Accumulated deficit during development stage                                            (22,840)         (20,840)
                                                                                                 -------------       ----------


                      Total stockholders' equity                                                 $        (840)      $    1,160
                                                                                                 -------------       ----------


                             Total liabilities and
                             stockholders' equity                                                $      15,700       $   16,375
                                                                                                 =============       ==========




         See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME



                                                                                                                   Jan. 14, 2000
                                                      Three months ended                     Year ended            (inception) to
                                                August 31,       August 31,          May 31,           May 31,       August 31,
                                                      2003             2002             2003              2002             2003
                                            --------------    -------------     ------------     -------------     ------------

       Revenues                             $           0     $           0     $          0     $           0      $         0

       Cost of revenue                                147               147              588               874            1,609
                                            -------------     -------------     ------------     -------------     ------------

          Gross (loss)                      $        (147)    $        (147)    $       (588)    $        (874)     $    (1,609)
       General, selling and
          administrative expenses                   1,853             4,598           10,275             8,484           21,231
                                            -------------     -------------     ------------     -------------     ------------

          Operating (loss)                  $      (2,000)    $      (4,745)    $    (10,863)    $      (9,358)     $   (22,840)

       Nonoperating income (expense)                    0                 0                0                 0                0
                                            -------------     -------------     ------------     -------------     ------------

          Net (loss)                        $      (2,000)    $      (4,745)    $    (10,863)    $      (9,358)     $   (22,840)
                                            ==============    ==============    =============    ==============    ============



          Net (loss) per share, basic
          and diluted (Note 2)              $      (0.00)     $      (0.00)     $     (0.00)     $      (0.00)      $     (0.01)
                                            =============     =============     ============     =============      ===========


          Average number of shares
          of common stock outstanding           2,200,000         2,200,000        2,200,000         2,200,000        2,200,000
                                            =============     =============     ============     =============     ============




         See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                                     Accumulated

                                                                                                                      (Deficit)
                                                                                                  Additional
                                                                                                                        During
                                                                       Common Stock                  Paid-In          Development
                                                              -------------------------------
                                                                   Shares          Amount            Capital            Stage
                                                              -------------     -------------    -------------     -------------



          Sale of 2,200,000 shares, March 5, 2000                 2,200,000     $      2,200     $      19,800      $         0

          Net (loss), May 31, 2000                                                                                         (125)
                                                              -------------     ------------     -------------     -------------

          Balance, May 31, 2000                                   2,200,000     $      2,200     $      19,800      $      (125)

          Net (loss), May 31, 2001                                                                                         (494)
                                                              -------------     ------------     -------------     -------------

          Balance, May 31, 2001                                   2,200,000     $      2,200     $      19,800      $      (619)

          Net (loss), May 31, 2002                                                                                       (9,358)
                                                              -------------     ------------     -------------     -------------

          Balance, May 31, 2002                                   2,200,000     $      2,200     $      19,800      $    (9,977)

          Net (loss), May 31, 2003                                                                                      (10,863)
                                                              -------------     ------------     -------------     -------------

          Balance, May 31, 2003                                   2,200,000     $      2,200     $      19,800      $   (20,840)

          Net (loss), three months ended
             August 31, 2003                                                                                             (2,000)
                                                              -------------     ------------     -------------     -------------

          Balance, August 31, 2003                                2,200,000     $      2,200     $      19,800      $   (22,840)
                                                              =============     ============     =============     =============




         See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                                                    Jan. 14, 2000
                                                      Three months ended                    Year ended             (inception) to
                                                August 31,       August 31,          May 31,           May 31,       August 31,
                                                      2003             2002             2003              2002             2003
                                            --------------    -------------     ------------     -------------     ------------


         Cash Flows From
         Operating Activities
             Net (loss)                     $     (2,000)     $      (4,745)    $    (10,863)    $      (9,358)    $    (22,840)
             Adjustments to reconcile net
             (loss) to cash (used in) operating
                activities:
             Changes in assets and
                 liabilities
             (Increase) decrease in
                prepaid expenses                     675                675            2,700             2,700           (7,200)
             Increase in accounts payable          1,325              3,570             (500)              500            1,325
             Increase in officer payable               0                500            8,663             6,158           15,215
                                            ------------      -------------     ------------     -------------     ------------

                  Net cash (used in)
                     operating activities   $          0      $           0     $          0     $           0     $    (13,500)
                                            ------------      -------------     ------------     -------------     ------------


         Cash Flows From
             Investing Activities           $          0      $           0     $          0     $           0     $          0
                                            ------------      -------------     ------------     -------------     ------------


         Cash Flows From
             Financing Activities
             Issuance of common stock       $          0      $           0     $          0     $           0     $     22,000
                                            ------------      -------------     ------------     -------------     ------------


                  Net cash provided by
                     financing activities   $          0      $           0     $          0     $           0     $     22,000
                                            ------------      -------------     ------------     -------------     ------------


                  Net increase (decrease)
                     in cash                $          0      $           0     $          0     $           0     $      8,500

         Cash, beginning of period          $      8,500              8,500            8,500             8,500                0
                                            ------------      -------------     ------------     -------------     ------------

         Cash, end of period                $      8,500      $       8,500     $      8,500     $       8,500     $      8,500
                                            ============      =============     ============     =============     ============




         See Accompanying Notes to Financial Statements.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2003 AND MAY 31, 2003


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2003 and May 31, 2003.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, will have a material effect on our financial statements.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2003 AND MAY 31, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we will adopt this new accounting standard effective July 1, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our financial statements.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during the three months ended August 31, 2003 and 2002 and the years ended May 31, 2003 and 2002, and since inception. As of August 31, 2003 and 2002 and May 31, 2003 and 2002, and since inception, the Company had no dilutive potential common shares.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2003 AND MAY 31, 2003

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended May 31, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of May 31, 2003 is as follows:

                  Net operating loss carry forward    $           20,840
                  Valuation allowance                 $          (20,840)
                                                      -------------------

                  Net deferred tax asset              $                0

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

                           Year End                       Contract
                            May 31,                        Payment
                            2004                          $     441
                            2005                                588
                            2006                                539
                                                          ----------
                          Total future
                           Obligations                     $  1,568
                                                          ==========


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

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2003 AND MAY 31, 2003


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

                  Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We were obligated through May 21, 2003 to Verio in connection with this expense. Pursuant to our agreement with Verio, we requested an additional one year term. The officers and directors have orally agreed to fund our "burn rate," pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan.

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

Liquidity - Financial Condition.

                  We currently have cash of approximately $8,500 and $7,200 in prepaid expenses which constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through August 31, 2003 is $22,840.

                  We have had no revenues in the three months ending August 31, 2003 or in the three months ended August 31, 2002. During the three months ending August 31, 2003, we incurred expenses of $2,000 as compared to the three months ended August 31, 2002 of $4,598 or an decreased of $2,598.

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

Development and Activities.


                  Other than the payment included as part of our prepaid expenses to Verio for our own domain name registration and our payment for our own web hosting with Verio, we have not expended any monies during each of the last two fiscal years on research and development activities applicable to our web site. All development activities to date have been provided to us by Verio at no other cost or expense. Accordingly, none of the research and development costs will be borne directly by our customers. Other than this initial web site development, we have not undergone any other research and development activity.


Qualitative and Quantitative Disclosures About Market Risk.

                  We have neither considered nor conducted any research concerning qualitative and quantitative market risk.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .......................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ........................................None

Item 3 - Defaults by the Company on its
         Senior Securities .......................................None

Item 4 - Submission of Matter to Vote of Security
         Holders .................................................None

Item 5 - Other Information

Board Meeting.

                  Our board of directors held three meetings during the current quarter, which were special meetings by written consent.

Independent Directors.

                  We have no independent directors. We do intend to secure independent directors; however, until such time as we are financially able to attract independent directors and we are able to meet the cost of insuring each director, we will not, in all likelihood, be able to have a board containing independent directors.


Audit Committee and Other Committees.

                  As of August 31, 2003, our board of directors had not established an audit committee.

                  Our bylaws, adopted on October 1, 2002, provides that we have an independent audit committee, a majority of which members cannot be comprised of non independent directors so long as we have a class of securities registered under the Securities Exchange Act of 1934. As of the date hereof, we have not implemented this bylaw requirement.

                  We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. . The audit committee will adopt its own charter.

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

Bylaws.

                  Our board of directors had adopted bylaws in 2002 that establish independent directors, an audit committee, and provisions which mandate an annual meeting, provide for proxy solicitation with minimum quorum requirements of at least 33% of the outstanding shares and other corporate governance standards.

                  At the time of adoption of the amended bylaws, we had 3 directors. The new bylaws provide for not less than 5 nor more than 15 directors, with classes and designated terms. As of the date hereof, we currently have two vacancies on the board of directors.


Item 6 - Exhibits and Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

                  23.1     Consent of Kyle L. Tingle, CPA.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 15, 2003     PRO-ACTIVE SOLUTIONS, INC.


                            By: /s/ ANITA T. PARGANIBAN
                                -----------------------
                                Anita T. Parganiban
                                President


                            By: /s/ CAROL SUZANNE COLLINS
                                -------------------------
                                Carol Suzanne Collins
                                Chief Financial Officer,
                                Secretary, Treasurer and
                                Director


                            By: /s/ ROBERT LEE COLLINS
                                ----------------------
                                Robert Lee Collins
                                Director