Form 10QSB/A
period 2003-08-31
PRO ACTIVE SOLUTIONS INC
filed 2003-12-09
CIK 1160764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                               AMENDMENT NUMBER 1

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

ITEM 1.   FINANCIAL STATEMENTS


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 AUGUST 31, 2003
                                  MAY 31, 2003

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS





________________________________________________________________________________

INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                      F-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                       F-6 - F-9
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Pro-Active Solutions, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Pro-Active Solutions, Inc. (A Development Stage Company) as of August 31, 2003 and May 31, 2003 and the related statements of income, stockholders' equity, and cash flows for the three months ended August 31, 2003 and 2002 and the years ended May 31, 2003 and 2002, and the period January 14, 2000 (inception) through August 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro-Active Solutions, Inc. (A Development Stage Company) as of August 31, 2003 and May 31, 2003 and the results of its operations and cash flows for the three months ended August 31, 2003 and 2002, the years ended May 31, 2003 and 2002, and the period January 14, 2000 (inception) through August 31, 2003, in conformity with generally accepted accounting principles.

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


October 9, 2003
Las Vegas, Nevada


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                           August 31,        May 31,
                                                                 2003         2003
                                                           __________       ________

                                     ASSETS

CURRENT ASSETS
     Cash                                                   $  8,500        $  8,500
     Prepaid expenses                                       $  7,200        $  7,875
                                                            ________        ________
            Total current assets                            $ 15,700        $ 16,375
                                                            ________        ________
                   Total assets                             $ 15,700        $ 16,375
                                                            ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                       $  1,325        $      0
     Officers advances (Note 5)                               15,215        $ 15,215
                                                            ________        ________
            Total current liabilities                       $ 16,540        $ 15,215
                                                            ________        ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at May 31, 2003:                   $               $  2,200
        2,200,000 shares at August 31, 2003;                   2,200
     Additional Paid In Capital (Notes 2 and 5)               19,800          19,800

     Accumulated deficit during development stage            (22,840)        (20,840)
                                                            ________        ________
            Total stockholders' equity                      $   (840)       $  1,160
                                                            ________        ________
                   Total liabilities and
                   stockholders' equity                     $ 15,700        $ 16,375
                                                            ========        ========



                 See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                        Three months ended                     Year ended             Jan. 14, 2000
                                     _________________________       _________________________       (inception) to
                                     August 31,     August 31,          May 31,        May 31,         August 31,
                                           2003           2002             2003           2002            2003
                                     __________     __________       __________     __________       ______________

Revenues                             $        0     $        0       $        0     $        0         $        0

Cost of revenue                             147            147              588            874              1,609
                                     __________     __________       __________     __________         __________

   Gross (loss)                      $     (147)    $     (147)      $     (588)    $     (874)        $   (1,609)
General, selling and
   administrative expenses                1,853          4,598           10,275          8,484             21,231
                                     __________     __________       __________     __________         __________

   Operating (loss)                  $   (2,000)    $   (4,745)      $  (10,863)    $   (9,358)        $  (22,840)

Nonoperating income (expense)                 0              0                0              0                  0
                                     __________     __________       __________     __________         __________

   Net (loss)                        $   (2,000)    $   (4,745)      $  (10,863)    $   (9,358)        $  (22,840)
                                     ==========     ==========       ==========     ==========         ==========



   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)    $    (0.00)      $    (0.00)    $    (0.00)        $    (0.01)
                                     ==========     ==========       ==========     ==========         ==========


   Average number of shares
   of common stock outstanding        2,200,000      2,200,000        2,200,000      2,200,000          2,200,000
                                     ==========     ==========       ==========     ==========         ==========



         See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                            (Deficit)
                                                  Common Stock           Additional            During
                                              ____________________          Paid-In       Development
                                               Shares       Amount          Capital             Stage
                                              _________     ______       __________       ___________

Sale of 2,200,000 shares, March 5, 2000       2,200,000     $2,200        $ 19,800         $       0

Net (loss), May 31, 2000                                                                        (125)
                                              _________     ______        ________         _________

Balance, May 31, 2000                         2,200,000     $2,200        $ 19,800         $    (125)

Net (loss), May 31, 2001                                                                        (494)
                                              _________     ______        ________         _________

Balance, May 31, 2001                         2,200,000     $2,200        $ 19,800         $    (619)

Net (loss), May 31, 2002                                                                      (9,358)
                                              _________     ______        ________         _________

Balance, May 31, 2002                         2,200,000     $2,200        $ 19,800         $  (9,977)

Net (loss), May 31, 2003                                                                     (10,863)
                                              _________     ______        ________         _________

Balance, May 31, 2003                         2,200,000     $2,200        $ 19,800         $ (20,840)

Net (loss), three months ended
   August 31, 2003                                                                            (2,000)
                                              _________     ______        ________         _________

Balance, August 31, 2003                      2,200,000     $2,200        $ 19,800         $ (22,840)
                                              =========     ======        ========         =========



                 See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Three months ended                 Year ended
                                       _________________________       ______________________         Jan. 14, 2000
                                       August 31,     August 31,        May 31,       May 31,        (inception) to
                                             2003           2002           2003          2002       August 31, 2003
                                       __________     __________       ________      ________       _______________

Cash Flows From
Operating Activities
    Net (loss)                          $(2,000)       $ (4,745)       $(10,863)     $ (9,358)         $(22,840)
    Adjustments to reconcile net
    (loss) to cash (used in)
       operating activities:
    Changes in assets and
        liabilities
    (Increase) decrease in
       prepaid expenses                     675             675           2,700         2,700            (7,200)
    Increase in accounts payable          1,325           3,570            (500)          500             1,325
    Increase in officer payable               0             500           8,663         6,158            15,215
                                        _______        ________        ________      ________          ________
         Net cash (used in)
            operating activities        $     0        $      0        $      0      $      0          $(13,500)
                                        _______        ________        ________      ________          ________
Cash Flows From
    Investing Activities                $     0        $      0        $      0      $      0          $      0
                                        _______        ________        ________      ________          ________
Cash Flows From
    Financing Activities
    Issuance of common stock            $     0        $      0        $      0      $      0          $ 22,000
                                        _______        ________        ________      ________          ________
         Net cash provided by
            financing activities        $     0        $      0        $      0      $      0          $ 22,000
                                        _______        ________        ________      ________          ________
         Net increase (decrease)
            in cash                     $     0        $      0        $      0      $      0          $  8,500

Cash, beginning of period               $ 8,500           8,500           8,500         8,500                 0
                                        _______        ________        ________      ________          ________
Cash, end of period                     $ 8,500        $  8,500        $  8,500      $  8,500          $  8,500
                                        =======        ========        ========      ========          ========



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

                           Year End                       Contract
                            May 31,                        Payment
                           ________                       ________

                            2004                          $    441
                            2005                               588
                            2006                               539
                                                          ________
                          Total future
                           Obligations                    $  1,568
                                                          ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion may contain certain forward looking statements. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that we have no assurance that we will be successful in the domain registration and web hosting sales business.

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


ITEM 3.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended August 31, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

     Our board of directors, consistent with our intent to enhance the reliability and credibility of the financial statements, had submitted the financial statements included in the Form 10QSB and this Form 10-QSB/A to our independent auditor prior to the filing of said report on September 10, 2003. An audit was completed for the period then ended.

     Our auditor is subject to peer review consistent with the American Institute of Certified Public Accountants procedure and has registered with the Public Company Accounting Oversight Board.

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

     At the time of adoption of the amended bylaws, we had 3 directors. The new bylaws provide for not less than 5 or more than 15 directors, with classes and designated terms. As of the date hereof, we currently have two vacancies on the board of directors.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

     23.1 Consent of Kyle L. Tingle, CPA.
     31.1 Section 302 Certification of Anita T. Parganiban
     31.2 Section 302 Certification of Carol Suzanne Collins
     32.1 Section 906 Certification of Anita T. Parganiban
     32.2 Section 906 Certification of Carol Suzanne Collins


                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: December 8, 2003           PRO-ACTIVE SOLUTIONS, INC.


                                  By: /s/ ANITA T. PARGANIBAN
                                      _________________________________
                                      Anita T. Parganiban
                                      President


                                  By: /s/ CAROL SUZANNE COLLINS
                                      _________________________________
                                      Carol Suzanne Collins
                                      Chief Financial Officer,
                                      Secretary, Treasurer and Director


                                  By: /s/ ROBERT LEE COLLINS
                                      _________________________________
                                      Robert Lee Collins
                                      Director