Form 10QSB
period 2003-11-30
PRO ACTIVE SOLUTIONS INC
filed 2004-01-30
CIK 1160764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-33483


                           PRO-ACTIVE SOLUTIONS, INC.
                 ______________________________________________
                 (Name of Small Business Issuer in its charter)


            Nevada                                                88-0496645
________________________________________________________________________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   6767 W. Tropicana Avenue, Suite 207
         Las Vegas, Nevada                                            89103-4754
________________________________________________________________________________
(Address of principal executive offices)                              (Zip code)


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

         At November 30, 2003, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                NOVEMBER 30, 2003
                                  MAY 31, 2003

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                         F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                    F-3-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                                  F-6

   Notes to Financial Statements                                          F-7-10
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Pro-Active Solutions, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Pro-Active Solutions, Inc. (A Development Stage Company) as of November 30, 2003 and May 31, 2002 and the related statements of income, stockholders' equity, and cash flows for the six months ended November 30, 2003 and the years ended May 31, 2003 and 2002, and the period January 14, 2000 (inception) through November 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro-Active Solutions, Inc. (A Development Stage Company) as of November 30, 2003 and May 31, 2003 and the results of its operations and cash flows for the six months ended November, 30, 2003, the years ended May 31, 2003 and 2002, and the period January 14, 2000 (inception) through November 30, 2003, in conformity with generally accepted accounting principles.

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


January 19, 2004
Henderson, Nevada

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                       November 30,     May 31,
                                                               2003        2003
                                                       ____________    _________

                                     ASSETS

 CURRENT ASSETS
      Cash                                              $  8,500       $  8,500
      Prepaid expenses                                  $  6,525       $  7,875
                                                        ________       ________
             Total current assets                       $ 15,025       $ 16,375
                                                        ________
                    Total assets                        $ 15,025       $ 16,375
                                                        ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                                  $      0       $      0
      Officers advances (Note 5)                          18,614       $ 15,215
                                                        ________       ________
             Total current liabilities                  $ 18,614       $ 15,215
                                                        ________       ________

 STOCKHOLDERS' EQUITY
      Common stock: $.001 par value;
         authorized 25,000,000 shares;
         issued and outstanding:
         2,200,000 shares at May 31, 2003:              $              $  2,200
         2,200,000 shares at November 30, 2003;            2,200
      Additional Paid In Capital (Notes 2 and 5)          19,800         19,800
      Accumulated deficit during development stage       (25,589)       (20,840)
                                                        ________       ________
              Total stockholders' equity                $ (3,589)      $  1,160
                                                        ________       ________

                    Total liabilities and
                    stockholders' equity                $ 15,025       $ 16,375
                                                        ========       ========


                See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Three months ended                 Six months ended
                                    _____________________________     _____________________________
                                    November 30,     November 30,     November 30,     November 30,
                                            2003             2002             2003             2002
                                    ____________     ____________     ____________     ____________

Revenues                             $        0       $        0       $        0       $        0

Cost of revenue                               0                0                0                0
                                     __________       __________       __________       __________

   Gross (loss)                      $        0       $        0       $        0       $        0
General, selling and
   administrative expenses                2,749            2,645            4,749            7,390
                                     __________       __________       __________       __________

   Operating (loss)                  $   (2,749)      $   (2,645)      $   (4,749)      $   (7,390)

Nonoperating income (expense)                 0                0                0                0
                                     __________       __________       __________       __________

   Net (loss)                        $   (2,749)      $   (2,645)      $   (4,749)      $   (7,390)
                                     ==========       ==========       ==========       ==========


   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                     ==========       ==========       ==========       ==========

   Average number of shares
   of common stock outstanding        2,200,000        2,200,000        2,200,000        2,200,000
                                     ==========       ==========       ==========       ==========


                 See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME



                                            Year ended            Jan. 14, 2000
                                     _________________________    (inception) to
                                        May 31,        May 31,    November 30,
                                           2003           2002            2003
                                     __________     __________    ______________

Revenues                             $        0     $        0      $        0

Cost of revenue                               0              0               0
                                     __________     __________      __________
   Gross (loss)                      $        0     $        0      $        0
General, selling and
   administrative expenses               10,863          9,358          25,589
                                     __________     __________      __________
   Operating (loss)                  $  (10,863)    $   (9,358)     $  (25,589)

Nonoperating income (expense)                 0              0               0
                                     __________     __________      __________
   Net (loss)                        $  (10,863)    $   (9,358)     $  (25,589)
                                     ==========     ==========      ==========

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)    $    (0.00)     $    (0.01)
                                     ============   ==========      ==========

   Average number of shares
   of common stock outstanding        2,200,000      2,200,000       2,200,000
                                     ============   ==========      ==========


                 See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Accumulated
                                                                         (Deficit)
                                      Common Stock        Additional      During
                                 _____________________      Paid-In     Development
                                  Shares        Amount      Capital        Stage          Total
                                 _________     _______    __________    ___________     _________

Sale of 2,200,000 shares,

   March 5, 2000                 2,200,000     $ 2,200     $ 19,800     $               $  22,000

Net loss, May 31, 2000                                                       (125)           (125)
                                 _________     _______     ________     _________       _________

Balance, May 31, 2000            2,200,000     $ 2,200     $ 19,800     $    (125)      $  21,875

Net loss, May 31, 2001                                                       (494)           (494)
                                 _________     _______     ________     _________       _________

Balance, May 31, 2001            2,200,000     $ 2,200     $ 19,800     $    (619)      $  21,381

Net loss, May 31, 2002                                                     (9,358)         (9,358)
                                 _________     _______     ________     _________       _________

Balance, May 31, 2002            2,200,000     $ 2,200     $ 19,800     $  (9,977)      $  12,023

Net loss, May 31, 2003                                                    (10,863)        (10,863)
                                 _________     _______     ________     _________       _________

Balance, May 31, 2003            2,200,000     $ 2,200     $ 19,800     $ (20,840)      $   1,160

Net loss, November 30, 2003                                                (4,749)         (4,749)
                                 _________     _______     ________     _________       _________

Balance, May 31, 2003            2,200,000     $ 2,200     $ 19,800     $ (25,589)      $  (3,589)
                                 =========     =======     ========     =========       =========


                See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                              Six months ended                  Year ended             Jan. 14, 2000
                                        _____________________________     ______________________      (inception) to
                                        November 30,     November 30,      May 31,       May 31,        November 30,
                                                2003             2002         2003          2002                2003
                                        ____________     ____________     _________     ________      ______________

Cash Flows From
Operating Activities
    Net (loss)                            $ (4,749)        $ (7,390)       $(10,863)    $ (9,358)       $ (25,589)
    Adjustments to reconcile
       net (loss) to cash (used in)
       operating activities:
    Changes in assets and
        liabilities
    (Increase) decrease in
       prepaid expenses                      1,350            1,350           2,700        2,700           (6,525)
    Increase (decrease) in
       accounts payable                          0             (500)           (500)         500                0
    Increase in officer payable              3,399            6,540           8,663        6,158           18,614
                                          ________         ________        ________     ________        _________
         Net cash (used in)
            operating activities          $      0         $      0        $      0     $      0        $ (13,500)
                                          ________         ________        ________     ________        _________

Cash Flows From
    Investing Activities                  $      0         $      0        $      0     $      0        $       0
                                          ________         ________        ________     ________        _________

Cash Flows From
    Financing Activities
    Issuance of common stock              $      0         $      0        $      0     $      0        $  22,000
                                          ________         ________        ________     ________        _________

         Net cash provided by
            financing activities          $      0         $      0        $      0     $      0        $  22,000
                                          ________         ________        ________     ________        _________

         Net increase (decrease)
            in cash                       $      0         $      0        $      0     $      0        $   8,500

Cash, beginning of period                 $  8,500            8,500           8,500        8,500                0
                                          ________         ________        ________     ________        _________

Cash, end of period                       $  8,500         $  8,500        $  8,500     $  8,500        $   8,500
                                          ========         ========        ========     ========        =========


                 See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       NOVEMBER 30, 2003 AND MAY 31, 2003


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2003 and May 31, 2003.

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

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       NOVEMBER 30, 2003 AND MAY 31, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NEW ACCOUNTING PRONOUNCEMENTS

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

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       NOVEMBER 30, 2003 AND MAY 31, 2003


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during the six months ended November 30, 2003 and 2002 and the years ended May 31, 2003 and 2002, and since inception. As of November 30, 2003 and 2002 and May 31, 2003 and 2002, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended November 30, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of November 30, 2003 is as follows:

       Net operating loss carry forward            $  25,589
       Valuation allowance                         $ (25,589)
                                                   _________

       Net deferred tax asset                      $       0

The net federal operating loss carry forward will expire in tax years from 2020 to 2023. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

                              Year End          Contract
                              May 31,           Payment

                                   2004         $   294
                                   2005             588
                                   2006             539
                                                _______
                              Total future
                              Obligations       $ 1,421
                                                =======

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       NOVEMBER 30, 2003 AND MAY 31, 2003


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

                   Our agreement with Verio commenced as of May 22, 2001 and remained in effect for two years. Under the agreement, we had the right to request up to three one year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term. We have requested one extension and we can request two additional one year extensions unless terminated pursuant to the provisions of the agreement.

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

Liquidity - Financial Condition.

                   We currently have cash of approximately $8,500 and $6,525 in prepaid expenses which constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through November 30, 2003 is $25,589.

                   We have had no revenues in the six months ending November 30, 2003 or in the six months ended November 30, 2002. During the six months ending November 30, 2003, we incurred expenses of $4,749 as compared to the six months ended November 30, 2002 of $7,390 or a decreased of $2,641.

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


ITEM 3.   EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES

                   Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

                   There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended November 30, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4 -  Submission of Matter to Vote of Security Holders .................None

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

Audit Committee and Other Committees.

                   As of November 30, 2003, our board of directors had not established an audit committee.

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

                   Until such time as an audit committee has been established, the board of directors will continue to undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the
(i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented. In addition, the board of directors may make an evaluation of our disclosure controls and procedures as of the end of the period covered by each of our filings with the Securities and Exchange Commission.

                   Our board of directors, consistent with our intent to enhance the reliability and credibility of the financial statements, had submitted the financial statements included in the Form 10QSB to our independent auditor prior to the filing of said report. An audit was completed for the period then ended.

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


Dated:  January 29, 2004            PRO-ACTIVE SOLUTIONS, INC.


                                    By: /s/ ANITA T. PARGANIBAN
                                    _____________________________________
                                        Anita T. Parganiban
                                        President


                                    By: /s/ CAROL SUZANNE COLLINS
                                    _____________________________________
                                        Carol Suzanne Collins
                                        Chief Financial Officer,
                                        Secretary, Treasurer and Director


                                    By: /s/ ROBERT LEE COLLINS
                                    _____________________________________
                                        Robert Lee Collins
                                        Director