Form 10QSB
period 2004-02-29
PRO ACTIVE SOLUTIONS INC
filed 2004-04-20
CIK 1160764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004.

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


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

         At February 29, 2004, and as of the date hereof, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





                           PRO-ACTIVE SOLUTIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                FEBRUARY 29, 2004
                                  MAY 31, 2003

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Income                                                    F-2-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                F-5-6

   Notes to Financial Statements                                           F-7-9
________________________________________________________________________________

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                       February 29,     May 31,
                                                               2004        2003
                                                       ____________    ________


                                          ASSETS

CURRENT ASSETS
     Cash                                                $  8,500      $  8,500
     Prepaid expenses                                    $  5,850      $  7,875
                                                         ________      ________

            Total current assets                         $ 14,350      $ 16,375
                                                         ________      ________

                   Total assets                          $ 14,350      $ 16,375
                                                         ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                    $      0      $      0
     Officers advances (Note 5)                            19,381        15,215
                                                         ________      ________

            Total current liabilities                    $ 19,381      $ 15,215
                                                         ________      ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at May 31, 2003:                $             $  2,200
        2,200,000 shares at February 29, 2004;              2,200
     Additional Paid In Capital (Notes 2 and 5)            19,800        19,800
     Accumulated deficit during development stage         (27,031)      (20,840)
                                                         ________      ________

            Total stockholders' equity                   $ (5,031)     $  1,160
                                                         ________      ________

                   Total liabilities and
                   stockholders' equity                  $ 14,350      $ 16,375
                                                         ========      ========


                 See Accompanying Notes to Financial Statements.




                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                        Three months ended            Nine months ended
                                    ___________________________   ___________________________
                                    February 29,   February 28,   February 29,   February 28,
                                            2004           2003           2004           2003
                                    ____________   ____________   ____________   ____________

Revenues                             $        0     $        0     $        0     $        0

Cost of revenue                               0            147              0            441
                                     __________     __________     __________     __________

   Gross (loss)                      $        0     $     (147)    $        0     $     (441)
General, selling and
   administrative expenses                1,442          1,113          6,191          8,209
                                     __________     __________     __________     __________

   Operating (loss)                  $   (1,442)    $   (1,260)    $   (6,191)    $   (8,650)

Nonoperating income (expense)                 0              0              0              0
                                     __________     __________     __________     __________

   Net (loss)                        $   (1,442)    $   (1,260)    $   (6,191)    $   (8,650)
                                     ==========     ==========     ==========     ==========


   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                     ==========     ==========     ==========     ==========

   Average number of shares
   of common stock outstanding        2,200,000      2,200,000      2,200,000      2,200,000
                                     ==========     ==========     ==========     ==========



                 See Accompanying Notes to Financial Statements.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                          Years ended             Jan. 14, 2000
                                   _________________________     (inception) to
                                      May 31,        May 31,       February 29,
                                         2003           2002               2004
                                   __________     __________     ______________

Revenues                           $        0     $        0       $        0

Cost of revenue                             0              0                0
                                   __________     __________       __________

   Gross (loss)                    $        0     $        0       $        0

General, selling and
administrative expenses                10,863          9,358           27,031
                                   __________     __________       __________

   Operating (loss)                $  (10,863)    $   (9,358)      $  (27,031)

Nonoperating income (expense)               0              0                0
                                   __________     __________       __________

   Net (loss)                      $  (10,863)    $   (9,358)      $  (27,031)
                                   ==========     ==========       ==========


   Net (loss) per share, basic
   and diluted (Note 2)            $    (0.00)    $    (0.00)      $    (0.01)
                                   ==========     ==========       ==========

   Average number of shares
   of common stock outstanding      2,200,000      2,200,000        2,200,000
                                   ==========     ==========       ==========


                 See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                           Accumulated
                                                                             (Deficit)
                                      Common Stock          Additional          During
                                 ______________________        Paid-In     Development
                                   Shares        Amount        Capital          Stage
                                 __________     _______     __________     ___________

Sale of 2,200,000 shares,
   March 5, 2000                  2,200,000     $ 2,200      $ 19,800       $       0

Net (loss), May 31, 2000                                                         (125)
                                 __________     _______      ________       _________

Balance, May 31, 2000             2,200,000     $ 2,200      $ 19,800       $    (125)

Net (loss), May 31, 2001                                                         (494)
                                 __________     _______      ________       _________

Balance, May 31, 2001             2,200,000     $ 2,200      $ 19,800       $    (619)

Net (loss), May 31, 2002                                                       (9,358)
                                 __________     _______      ________       _________

Balance, May 31, 2002             2,200,000     $ 2,200      $ 19,800       $  (9,977)

Net (loss), May 31, 2003                                                      (10,863)
                                 __________     _______      ________       _________

Balance, May 31, 2003             2,200,000     $ 2,200      $ 19,800       $ (20,840)

Net (loss) February 29, 2004                                                   (6,191)
                                 __________     _______      ________       _________

Balance, February 29, 2004        2,200,000     $ 2,200      $ 19,800       $ (27,031)
                                 ==========     =======      ========       =========



                 See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                      Three months ended                 Nine months ended
                                                 _____________________________     _____________________________
                                                 February 29,     February 28,     February 29,     February 28,
                                                         2004             2003             2004             2003
                                                 ____________     ____________     ____________     ____________

Cash Flows From
Operating Activities
Net (loss)                                        $ (1,442)        $ (1,260)        $ (6,191)        $ (8,650)
    Adjustments to reconcile net (loss)
      to cash (used in) operating
      activities:
    Changes in assets and liabilities
    (Increase) decrease in prepaid expenses            675              675            2,025            2,025
    (Decrease) in accounts payable(500)
    Increase in officer payable                        767              585            4,166            7,125
                                                  ________         ________         ________         ________

         Net cash (used in)
            operating activities                  $      0         $      0         $      0         $      0
                                                  ________         ________         ________         ________

Cash Flows From Investing Activities              $      0         $      0         $      0         $      0
                                                  ________         ________         ________         ________

Cash Flows From Financing Activities
    Issuance of common stock                      $      0         $      0         $      0         $      0
                                                  ________         ________         ________         ________

         Net cash provided by
            financing activities                  $      0         $      0         $      0         $      0
                                                  ________         ________         ________         ________

         Net increase (decrease) in cash          $      0         $      0         $      0         $      0

Cash, beginning of period                            8,500            8,500            8,500            8,500
                                                  ________         ________         ________         ________

Cash, end of period                               $  8,500         $  8,500         $  8,500         $  8,500
                                                  ========         ========         ========         ========



                 See Accompanying Notes to Financial Statements.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Years ended             Jan. 14, 2000
                                   _________________________     (inception) to
                                      May 31,        May 31,       February 29,
                                         2003           2002               2004
                                   __________     __________     ______________

Cash Flows From
Operating Activities
    Net (loss)                     $  (10,863)    $   (9,358)      $  (27,031)
    Adjustments to reconcile net
      (loss) to cash (used in)
      operating  activities:
    Changes in assets and
      liabilities
    (Increase) decrease in prepaid
      expenses                          2,700          2,700           (5,850)
    Increase (decrease) in
      accounts payable                   (500)           500                0
    Increase in officer payable         8,663          6,158           19,381
                                   __________     __________       __________
         Net cash (used in)
            operating activities   $        0     $        0       $  (13,500)
                                   __________     __________       __________

Cash Flows From Investing
  Activities                       $        0     $        0       $        0
                                   __________     __________       __________

Cash Flows From Financing
  Activities Issuance of common
  stock                            $        0     $        0       $   22,000
                                   __________     __________       __________

         Net cash provided by
            financing activities   $        0     $        0       $   22,000
                                   __________     __________       __________

         Net increase (decrease)
           in cash                 $        0     $        0       $    8,500

Cash, beginning of period               8,500          8,500                0
                                   __________     __________       __________

Cash, end of period                $    8,500     $    8,500       $    8,500
                                   ==========     ==========       ==========


                 See Accompanying Notes to Financial Statements.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 29, 2004 AND MAY 31, 2003


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 29, 2004 and May 31, 2003.

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

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 29, 2004 AND MAY 31, 2003


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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during the nine months ended February 29, 2004 and 2003 and the years ended May 31, 2003 and 2002, and since inception. As of February 29, 2004 and 2003 and May 31, 2003 and 2002, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

         There is no provision for income taxes for the period ended February 29, 2004, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of February 29, 2004 is as follows:

                  Net operating loss carry forward            $  27,031
                  Valuation allowance                         $ (27,031)
                                                              _________
                  Net deferred tax asset                      $       0

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

                  Year End          Contract
                  May 31,           Payment
                  _________         ________

                       2004         $    147
                       2005              588
                       2006              539
                                    ________
                  Total future
                  Obligations       $  1,274
                                    ========

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       FEBRUARY 29, 2004 AND MAY 31, 2003


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This discussion may contain certain forward-looking statements. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that we have no assurance that we will be successful in the domain registration and web hosting sales business.

Generally.

                  We are a referral agent and we collect a selling commission for referring leads who purchase from Verio, Inc. ("Verio") domain registration services, web hosting services and e-commerce services and become Verio's customers. We are a development stage company with limited operations and revenues. We may be unable to satisfy cash requirements without management's financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's financial accommodations will be evidenced by non-interest bearing promissory notes between our company and management. No promissory notes are currently in effect.

                  Our agreement with Verio commenced as of May 22, 2001 and remained in effect for two years. Under the agreement, we had the right to request up to three one-year extensions of the agreement provided we make each such extension request in writing not more than 180 days and not less than 90 days before the expiration of the then current term. We have requested one extension and we can request two additional one-year extensions unless terminated pursuant to the provisions of the agreement.

Plan Implementation.

                  Over the next twelve months, we plan to market our web site and we will do referrals to Verio for the domain registration and web hosting sales provided by Verio. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through May 21, 2004 to Verio in connection with this expense and we intend to renew our agreement. The officers and directors have agreed to fund our "burn rate," pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-thru agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit will expire on April 30, 2004. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

                  On or before April 30, 2004, our officers and directors have orally agreed to fund the line of credit in the amount of $10,000, to be evidenced by a non-interest bearing promissory note between the officers and directors and us. If we do not use the line of credit, we have no reason to believe that the officers and directors will not further extend the line of credit for an additional 180 days.

                  Principal will be payable two years from the date of the first disbursement of funds to us. These loans are in addition to the agreement that the officers and directors have made to fund our expenses in an amount not to exceed the sum of $80 per month through May 21, 2004, unless extended for up to two one year extensions and to pay the expenses of having us comply with the federal securities laws. The funding of our "burn rate" and compliance expenses will also be evidenced by a non-interest bearing promissory note between our officers and directors and us and will be payable on May 21, 2004, or one year after the termination of the Warp program with Verio, whichever is later.

                  Our first goal is to complete the development of our web site. We had anticipated that this would occur after we receive the first disbursement of funds under the line of credit and prior to December 31, 2003 at a total cost for an independent web site designer of not to exceed $1,500. We now intend to engage the independent web site designer prior to July 31, 2004. Although we have had some negotiations with web designers for the modification of our web site for a fixed fee, we have not entered into any definitive agreements. The delay in having our web site design completed has delayed our initiation of the strategic listings of our web site.

                  Thereafter, prior to September 31, 2004, we will initiate the strategic listing of our web site with various search engines in order to increase our visibility. Verio will provide us with a web site promotional service, at an initial set up cost of not to exceed $249 and a monthly fee of not to exceed $21.95. Although we could submit our web site to various search engines directly, our independent web site developer will assist us in "fine tuning" our web pages to include words or features that the search engine looks for when searching the internet and looking at our web pages. We anticipate that our home page will be custom-optimized so as to expose the page to the maximum number of search engines. Our web site will be submitted to many search engines to include All the Web, Alta Vista, AOL, Canada Direct Hit, Excite, HotBot, Lycos, Web Crawler, Netscape, Northern Light, Questfinder, NBCi, Open Directory, WhatUSeek and Google. Verio offers this strategic listing service to us, using their proprietary techniques, and to our referrals (at the same cost as we are paying). Once we enter into the strategic listing arrangement with Verio, after we have supplied them with the key words, our site will be custom-optimized and submitted to the search engines within 21 working days.

                  Verio had informed us that search engines have no set time limit for maintaining a web site in the search engine. Under the Verio web site promotional service that we will purchase, Verio will update our information with the search engines monthly, ensuring visibility to our home page. We will be supplied with reports from Verio during the process and monthly.

                  Upon completion of our strategic listing, the reciprocal click-thru agreements with complimentary web site marketing will commence at an approximate cost of $300 per month. The total month cost will then be approximately $800 per month, including web site maintenance.

                  Sales growth in the six month to twelve-month period after the strategic listing and implementation of the marketing of our web site is important to our plan of operations. However, there is no assurance that we will be able to generate any sales growth whatsoever. If we do not generate sufficient cash flow to support our operations after we have expended the funds advanced by our current officers and directors, it may be necessary to raise additional capital in order to continue as a going concern. However, there is no assurance that we will be able to raise enough capital to continue in business.

                  We anticipate over the next twelve months, that we will not hire any full or part-time employees, as the services provided by Anita T. Panganiban appear sufficient during the initial growth stage.

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

                  Until such time as we market our web site, if ever, we may not have revenues from our operations. We anticipate that if our web site is properly marketed, we will generate revenues from the sale of domain registration and web hosting sales. There is no assurance that we will be successful in marketing our referral services on our web site. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

                  Upon the implementation of a marketing plan and upon drawing down a line of credit prior to its expiration, we will be able to satisfy our cash requirements through December 31, 2004.

                  We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

Liquidity - Financial Condition.

                  We currently have cash of approximately $8,500 and $5,850 in prepaid expenses which constitutes our total assets. We have no other liquid current assets and we have received no revenue from operations. Visitors have accessed our web site and we may have sales pending. Our loss from inception through February 29, 2004 is $27,031.

                  We have had no revenues in the nine months ending February 29, 2004 and we had no revenues in the nine months ended February 28, 2003. During the nine months ending February 29, 2004, we incurred expenses of $6,191 as compared to the nine months ended February 28, 2003 of $8,650 or a decreased of $2,459.

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

Accounting Pronouncements.

                  In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the company's 2003 financial statements. We do not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

                  In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, will have any effect on our financial statements.

                  In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we have adopted this accounting standard effective as at July 1, 2003. We do not believe the adoption of SFAS 150 will have any impact on our financial statements.


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

                  There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended February 29, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information

Board Meeting.

                  Our board of directors held four (4) meetings during the current quarter, which were special meetings by written consent.

Independent Directors.

                  We have no independent directors. We do intend to secure independent directors; however, until such time as we are financially able to attract independent directors and we are able to meet the cost of insuring each director, we will not, in all likelihood, be able to have a board containing independent directors.

Audit Committee and Other Committees.

                  As of February 29, 2004, our board of directors had not established an audit committee.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

                  31.1  Certification of Chief Executive Officer

                  31.2  Certification of Chief Financial Officer

                  32.1  Section 906 Certification

                  32.2  Section 906 Certification

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  April 19, 2004              PRO-ACTIVE SOLUTIONS, INC.


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