Form 10KSB
period 2004-05-31
GENERAL COMPONENTS, INC.
filed 2004-09-07
CIK 1160764

Commission File No. 0-33483

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-KSB

    /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended: May 31, 2004

    / /     TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                            GENERAL COMPONENTS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                                88-0496645
   -------------------------------                  -------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)


  6767 W. TROPICANA AVENUE, SUITE 207
         LAS VEGAS, NEVADA                      89103
----------------------------------------      ---------
(Address of principal executive offices)       (Zip code)

Issuer's telephone number: (702) 248-1047

Securities to be registered pursuant to Section 12(b) of the Act:

                                      none

Securities to be registered pursuant to Section 12(g) of the Act:


                               $.001 COMMON STOCK
                               ------------------
                                (Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         As of May 31, 2004, there were 2,200,000 shares of the registrant's Common Stock, $.001 par value, outstanding.

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of September 3, 2004 was $1,500,000.

         State the registrant's revenues for the May 31, 2004 fiscal year: $-0-.

                                TABLE OF CONTENTS

                                                                  PAGE


Item 1.  Description of Business. . . . . . . . . . . . . . . . . . 4

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . 16

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 17

Item 4.  Submission of Matter to Vote of
         Security Holders. . . . .. . . . . . . . . . . . . . . . . 17

Item 5.  Market for Common Equity and
         Related Stockholder Matters. . . . . . . . . . . . . . . . 17

Item 6.  Management's Discussion and Analysis
         or Plan of Operation . . . . . . . . . . . . . . . . . . . 21

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . 28

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 8A. Controls and Procedures. . . . . . . . . . . . . . . . . . 29

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act. . . . . . . . . . . . . 30

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . 31

Item 11. Security Ownership of Certain
         Beneficial Owners and Management . . . . . . . . . . . . . 32

Item 12. Certain Relationships and
         Related Transactions . . . . . . . . . . . . . . . . . . . 34

Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 35

Item 14. Controls and Procedures [See Item 8A]. . . . . . . . . . . 35

Item 15. Principal Accountant Fees and Services . . . . . . . . . . 35

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . 36

Item 1.  DESCRIPTION OF BUSINESS.


Our Company.

         We were incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. On July 7, 2004, we changed our name to General Components, Inc. Our principal executive offices are located at 6767 West Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103-4754. Our telephone number is (702) 248-1027.

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

         Without the implementation of any marketing plan, our current "burn rate" is less than $49 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for the strategic listing of our web site with major search engines. The balance will be utilized in connection with establishing reciprocal click-thru agreements with complimentary web site and for the expenses of having us comply with the federal securities laws. The officers and directors have orally agreed to fund our "burn rate," pay all expenses of having us comply with the federal securities laws (and being a public company) and had orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The line of credit expired on April 30, 2004. No funds were drawn down on the line of credit.

         If we do not raise additional capital or obtain funding, we may not be successful. As a development stage company with no operations and no revenues, it may be difficult or impossible to obtain any additional funding through commercial loans or private loans, on terms which may be deemed to be acceptable to us.

         3. We currently commenced business operations and have no current operating history which makes an evaluation of us difficult.

         We have no operating history and we did not have any business prior to our organization. As of May 31, 2004, we had incurred losses and we expect losses to continue. There is nothing at this time on which to base an assumption that our business plan will prove successful, and there is no assurance that we will be able to operate profitably.

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

         The discussion of our plan of operation is management's best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable. Our plan of operation now also includes adding one or more business components to our current plan of operation that may include seeking a business combination with entities having established operating histories. There can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

         9.    You will receive no cash dividends on your investment.

         We have never paid dividends. We do not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our board of directors' discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents we may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid. We have declared a 5.76 for 1 stock dividend on September 1, 2004 to shareholders of record on September 13, 2004, payable on September 15, 2004.

         10. If we issue future shares, present investors' per share value will be diluted.

         We are authorized to issue a maximum of 25,000,000 shares of common shares. As of May 31, 2004, there were 2,200,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock. The stock dividend that has been declared does not result in any dilution in the present investors' per share ownership. The number of issued and outstanding shares will increase from 2,200,000 to approximately 14,872,000.

         11. Our common stock is traded on a sporadic basis and you may have no or a limited ability to sell the shares.

         There is a limited and sporadic public trading market for our shares of common stock. The symbol is GCPO.

         There can be no assurance that any market for our common stock will be sustained. Therefore, if you purchase our common stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

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

         Current shareholders, and person who desire to purchase the common stock in any trading market should be aware that there might be significant state restrictions upon the ability of new investors to purchase the common stock.

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

         Our secondary may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

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

         15. Our present management most likely will not remain if we complete a business combination.

         A business combination involving the issuance of shares of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our majority shareholders to surrender for cancellation some or all of the shares held by them, and/or resign as members of the board. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs. It may also result in a change in our primary plan of business.

         16. If and when we do any business combinations, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

         Our plan of operation is based upon our referral business and also based upon a business combination with a private concern that, in all likelihood, may result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.



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

         There have been no matters submitted to the Company's security holders.


Item 5.  MARKET FOR COMMON COMPANY EQUITY AND RELATED STOCKHOLDER MATTER.

Market Information and Market Price.

Market Price.

         There is a very limited and sporadic public trading market for our shares of common stock. We believe that the last reported trade was on August 10, 2004 at $2.00 per share. As of September 3, 2004, the ask price was $5.00 and the bid price was $1.90.

         Our trades are reported on the OTC Bulletin Board System and our trading symbol is GCPO.

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


Shareholders.

         As of May 31, 2004 and as of the date hereof, there were 25 holders of record of our common stock.

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

         On September 2, 2004, our board of directors declared a 5.76 for 1 share dividend, the additional shares of common stock are payable to our shareholders of record as of September 13, 2004, with the payment date to be September 15, 2004.

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

Transfer Agent.

         Our transfer agent is:

             Pacific Stock Transfer Company
             500 E. Warm Springs, Suite 240
             Las Vegas, Nevada 89119
             (702) 361-3033
             (702) 433-1979 (fax)

CUSIP Number.

         Our CUSIP number is 36938Q 10 3

Shares Eligible for Sale.

         As of the date of this report, all of the issued and outstanding shares of the Company's Common Stock held by non-affiliates (approximately 740,000 shares) are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule.

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


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition.

         We currently have cash of $8,500 and $5,175 in prepaid expenses which constitutes our total assets.

         We have had no revenues for the years ending May 31, 2004 and May 31, 2003. During the year ending May 31, 2004, we incurred general, selling and administrative expenses of $9,077 as compared to $10,863 for the year ended May 31, 2003 or a decrease of $1,786.

         Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through May 31, 2004 is $29,917. Without the implementation of any marketing plan, our current "burn rate" is less than $49 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

         The officers and directors have agreed to fund our "burn rate," pay all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and had orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. The line of credit expired April 30, 2004. No funds had been drawn down on the line of credit.

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

         Over the next twelve months, subject to obtaining financing, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $49.00 per month. We are obligated to Verio during the term of WARP agreement in connection with this expense. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. If adequate funds are not available to us, we believe that our business development will be adversely affected.

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

         In addition, it is probable that we may seek a new business opportunity or business combination over the next six month period of time. Our majority shareholders have had preliminary negotiations to effectuate a business combination and adding new officers and directors to our board. We have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the 1934 Act, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

         We have been informed that the Securities and Exchange Commission is considering whether to propose amendments to the Form 8-S and the Form 8-K for certain entities. The proposed amendments could expand the definition of a company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments may prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and may revise the Form 8-K to require the company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the company files to report the acquisition of the business opportunity.


         We have been informed that in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30,

2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart form goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination referred to above.

         We have also been informed that any proposed transaction may be accounted for as a reverse acquisition with the Company being the surviving registrant. As a result, the shareholders of the acquired business may exercise control over us. The transaction will be deemed to be a capital transaction wherein we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

         We are dependent upon our officers to meet any de minimis costs that we may incur. Anita T. Panganiban, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act; provided that he is an officer and director of the Company when the obligation is incurred. As part of any transaction that may result in the change in control of the Company, Anita T. Panganiban may forgive the indebtedness owed to her by us. We are obligated to Anita T. Panganiban for officer's advances of $20,792 as of May 31, 2004. We will then be dependent upon our new officer and directors or others to meet any costs and expenses incurred.

         In addition, as part of any transaction that may result in a change in control of the Company, our officers and directors, who are also majority shareholders, may be required to surrender for cancellation some or all of the shares owned by them in us.





Item 7.  FINANCIAL STATEMENTS.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  MAY 31, 2004
                                  MAY 31, 2003

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                          F-2

   Statements of Income                                                    F-3

   Statements of Stockholders' Equity (Deficit)                            F-4

   Statements of Cash Flows                                                F-5

   Notes to Financial Statements                                    F-6 - F-10
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


         To the Board of Directors
         Pro-Active Solutions, Inc.
         Las Vegas, Nevada


         I have audited the accompanying balance sheets of Pro-Active Solutions, Inc. (A Development Stage Company) as of May 31, 2004 and 2003 and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended and the period January 14, 2000
         (inception) through May 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro-Active Solutions, Inc. (A Development Stage Company) as of May 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended and the period January 14, 2000 (inception) through May 31, 2004, in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



         Kyle L. Tingle, CPA, LLC


         June 16, 2004
         Henderson, Nevada



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                       May 31,          May 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------


                                                           ASSETS

          CURRENT ASSETS
               Cash                                                                              $       8,500     $      8,500
               Prepaid expenses                                                                  $       5,175     $      7,875
                                                                                                 -------------     ------------
                      Total current assets                                                       $      13,675     $     16,375
                                                                                                 -------------     ------------

                             Total assets                                                        $      13,675     $     16,375
                                                                                                 =============     ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          CURRENT LIABILITIES
               Accounts payable                                                                  $         800     $          0
               Officers advances                                                                        20,792           15,215
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      21,592     $     15,215
                                                                                                 -------------     ------------



          STOCKHOLDERS' EQUITY (DEFICIT)
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,200,000 shares at May 31, 2003:                                              $                 $      2,200
                  2,200,000 shares at May 31, 2004;                                                      2,200
               Additional paid in capital                                                               19,800           19,800
               Accumulated deficit during development stage                                            (29,917)         (20,840)
                                                                                                 -------------     ------------


                      Total stockholders' equity (deficit)                                       $      (7,917)    $      1,160
                                                                                                 -------------     ------------

                             Total liabilities and
                             stockholders' equity (deficit)                                      $      13,675     $     16,375
                                                                                                 =============     ============


         See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                                  Jan. 14, 2000
                                                                                  Year Ended        Year Ended   (inception) to
                                                                                     May 31,           May 31,          May 31,
                                                                                        2004              2003             2004
                                                                                ------------     -------------     ------------

       Revenues                                                                 $          0     $           0     $          0

       Cost of revenue                                                                     0                 0                0
                                                                                ------------     -------------     ------------

                  Gross loss                                                    $          0     $           0     $          0
       General, selling and
          administrative expenses                                                      9,077            10,863           29,917
                                                                                ------------     -------------     ------------

                  Operating loss                                                $     (9,077)    $     (10,863)    $    (29,917)

       Non-operating income (expense)                                                      0                 0                0
                                                                                ------------     -------------     ------------

                  Net loss                                                      $     (9,077)    $     (10,863)    $    (29,917)
                                                                                =============    =============     ============


                  Net loss per share, basic
                  and diluted                                                   $     (0.00)     $      (0.00)     $      (0.01)
                                                                                ============     =============     ============
                  Average number of shares
                  of common stock outstanding                                      2,200,000         2,200,000        2,200,000
                                                                                ============     =============     ============


         See Accompanying Notes to Financial Statements.



                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                  ACCUMULATED
                                                                                                    (DEFICIT)
                                                   COMMON STOCK                    ADDITIONAL        DURING
                                            -------------------------------         PAID-IN       DEVELOPMENT
                                                SHARES           AMOUNT             CAPITAL          STAGE             TOTAL
                                            --------------    -------------     -------------    -------------     -------------



          Sale of 2,200,000 shares,
             March 5, 2000                       2,200,000    $       2,200     $     19,800     $                 $     22,000

          Net loss, May 31, 2000                                                                          (125)            (125)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, May 31, 2000                  2,200,000    $       2,200     $     19,800     $        (125)    $     21,875

          Net loss, May 31, 2001                                                                          (494)            (494)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, May 31, 2001                  2,200,000    $       2,200     $     19,800     $        (619)    $     21,381

          Net loss, May 31, 2002                                                                        (9,358)          (9,358)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, May 31, 2002                  2,200,000    $       2,200     $     19,800     $      (9,977)    $     12,023

          Net loss, May 31, 2003                                                                       (10,863)         (10,863)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, May 31, 2003                  2,200,000    $       2,200     $     19,800     $     (20,840)    $      1,160

          Net loss, May 31, 2004                                                                        (9,077)          (9,077)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, May 31, 2004                  2,200,000    $       2,200     $     19,800     $     (29,917)    $     (7,917)
                                            ==============    =============     ============     ==============    =============



         See Accompanying Notes to Financial Statements.


                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                  Jan. 14, 2000
                                                                                  Year Ended        Year Ended   (inception) to
                                                                                     May 31,           May 31,          May 31,
                                                                                        2004              2003             2003
                                                                                ------------     -------------     ------------


         Cash Flows From Operating Activities
             Net loss                                                           $     (9,077)    $     (10,863)         (29,917)
             Adjustments to reconcile net (loss) to cash
             (used in) operating activities:
             Changes in assets and liabilities
             (Increase) decrease in prepaid expenses                                   2,700             2,700           (5,175)
             Increase (decrease) in accounts payable                                     800                 0              800
                                                                                ------------     -------------     ------------

                  Net cash (used in) operating
                     activities                                                 $     (5,577)    $      (8,663)    $    (34,292)
                                                                                -------------    --------------    ------------

         Cash Flows From Investing Activities                                   $          0     $           0     $          0
                                                                                ------------     -------------     ------------

         Cash Flows From Financing Activities
                  Issuance of common stock                                      $          0     $           0     $     22,000
                  Increase in officer payable                                          5,577             8,663           20,792
                                                                                ------------     -------------     ------------

                  Net cash provided by financing
                     activities                                                 $      5,577     $       8,663     $     42,792
                                                                                ------------     -------------     ------------
                  Net increase (decrease) in cash
                     and cash equivalents                                       $          0     $           0     $      8,500

         Cash and cash equivalents,
             beginning of period                                                       8,500             8,500                0
                                                                                ------------     -------------     ------------

         Cash and cash equivalents, end of period                               $      8,500     $       8,500     $      8,500
                                                                                ============     =============     ============


         See Accompanying Notes to Financial Statements.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2004 AND 2003


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2004 and 2003.

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

         REVENUE RECOGNITION

         Revenues are recognized as incurred. Revenues are from the registration of domain names through the website domain registration agreement with Verio, Inc. As of May 31, 2004, the Company had not registered any domain names through its website. The cost of the website would normally be considered a cost of sales. Due to the lack of revenues from the website, web hosting is considered an operating expense of the Company.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2004 AND 2003


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) GOING CONCERN

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. We adopted SFAS No. 150 on July 1, 2003. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2004 AND 2003



NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

         In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during the years ended May 31, 2004, 2003, and since inception. As of May 31, 2004, 2003, and since inception, the Company had no dilutive potential common shares.

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2004 AND 2003


NOTE 3.  INCOME TAXES

         We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

         The components of the Company's deferred tax asset as of May 31, 2004 and 2003 is as follows:

                                                     2004              2003
                                            -------------     -------------
         Net operating loss carryforward    $      10,471     $       7,294
         Valuation allowance                      (10,471)           (7,294)
                                            --------------    --------------

         Net deferred tax asset             $           0     $           0
                                            =============     =============

         A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                              2004              2003    Since Inception
                                                     -------------     -------------    ---------------
         Tax at statutory rate                       $       3,177     $       3,802    $      10,471
         Increase in valuation allowance                    (3,177)           (3,802)         (10,471)
                                                     --------------    --------------   --------------

         Net deferred tax asset                      $           0     $           0    $           0
                                                     =============     =============    =============

         The net federal operating loss carry forward will expire in 2020 through 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  CONTRACTS AND AGREEMENTS

         On May 22, 2001, the Company entered into a Web Agent Agreement with Verio, Inc. The Company became a referral partner and hosts a web site to direct customers to the web hosting and registration services of Verio. The non-cancelable agreement requires a payment obligation of $75 per month for a period of two years. The contract allows for three one-year extensions by notifying Verio, Inc. in writing not more than 180 and not less than 90 days from the expiration of the current contract. Verio is to accept the extension before it is effective. The Company is comfortable that the extension will be granted. The Company intends to exercise these extensions. Effective May 22, 2002, Verio adjusted the contract to a minimum monthly fee of $49. The minimum future contract payments are:

                                   Year End              Contract
                                   May 31,               Payment
                                       2005             $     588
                                       2006                   539
                                                        ----------
                              Total future Obligations  $   1,127
                                                        ==========

                           PRO-ACTIVE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2004 AND 2003


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

         The Company established a policy that "transactions between the Company and its officers, directors or five percent shareholders, and their respective affiliates, will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the independent and disinterested directors." Advances from officers totaled $20,792 and $15,215 and May 31, 2004 and 2003, respectively.

NOTE 6.  WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes or any disagreements with the accountants or the accountant's findings.



Item 8A. CONTROLS AND PROCEDURES.

         The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of May 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There were no changes in the Company's internal control over financial reporting during the Company's fiscal period ended May 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Officers, Promoters and Control Persons.

         The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

         NAME                               AGES          POSITION

         Anita T. Panganiban                49            President/Director
         6994 27th Street
         Riverside, CA 92509

         Carol Suzanne Collins              41            Secretary/Treasurer/
         13743 San Antonio Ave.                           Director
         Chino, CA 91710

         Robert Lee Collins                 42            Director
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


Item 10. EXECUTIVE COMPENSATION.

         No executive compensation has been paid since our inception. We have paid no compensation or consulting fees to any of our officers or directors and we are not a party to any employment agreements. We have made no advances and no advances are contemplated to be made by us to any of our officers or directors. We have no retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors and we do not contemplate implementing any such plans. On March 5, 2000, Anita T. Panganiban was appointed as our president, along with the other officers. Although each of the officers are technically employees, except for Anita T. Panganiban, none of the officers spent more than two hours per month developing our business. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. Anita T. Panganiban is now the only officer who serves as an employee and is the only person who provides services to us in connection with the implementation of our plan of operation. We do contemplate, however, that any officer and director will be entitled to reimbursement for out of pocket expenditures for activities on our behalf. There are no transactions between us and any third party wherein the purpose of the transaction is to furnish compensation to any of our officers and directors. We do not anticipate any compensation to be paid to any officer and director for the fiscal year ended May 31, 2005.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

         The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five (5%) percent of our Company.

                  NAME AND                  AMOUNT AND
                  ADDRESS OF                NATURE OF
                  BENEFICIAL                BENEFICIAL       PERCENT
TITLE OF CLASS    OWNER                     OWNER            OF CLASS
---------------------------------------------------------------------

Common            Anita T. Panganiban          550,000       25.0%
                  6994 27th Street
                  Riverside, CA 92509

Common            Carol Suzanne Collins 1/     550,000       25.0%
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            Robert Lee Collins 1/        350,000       15.9%
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            All Officers and           1,450,000       65.9%
                  Directors as a Group
                  (three [3] individuals)
------------------

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

                  NAME AND                  AMOUNT AND
                  ADDRESS OF                NATURE OF
                  BENEFICIAL                BENEFICIAL       PERCENT
TITLE OF CLASS    OWNER                     OWNER            OF CLASS
---------------------------------------------------------------------

Common            Anita T. Panganiban          550,000       25.0%
                  6994 27th Street
                  Riverside, CA 92509

Common            Carol Suzanne Collins 1/     550,000       25.0%
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            Robert Lee Collins 1/        350,000       15.9%
                  13743 San Antonio Ave.
                  Chino, CA 91710

Common            All Officers and           1,450,000       65.9%
                  Directors as a Group
                  (three [3] individuals)
------------------
1/ Robert Lee Collins and Carol Suzanne Collins are husband and wife. The beneficial interest of each is imputed to the other; accordingly, Robert Lee Collins and Carol Suzanne Collins, owns, directly or beneficially, an aggregate of 900,000 shares or 40.9% of the issued and outstanding shares of the Company.

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

         Our officers and directors have agreed to fund our "burn rate," our future obligations under the Warp program and our federal securities compliance expenses which will also be evidenced by a non-interest bearing promissory note. The total future obligations under the Warp program through the year ended May 31, 2006, if the contract is extended is $1,127.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

         There are no reports on Form 8-K incorporated herein by reference.


         The following documents are filed as part of this report:

         23.1     Consent of Kyle L. Tingle, CPA.

         31.1     Certification of Chief Executive Officer.

         31.2     Certification of Chief Financial Officer.

         32.1     Section 906 Certification.

         32.2     Section 906 Certification.


Item 14. CONTROLS AND PROCEDURES [SEE ITEM 8A]

Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees.

         During fiscal 2004 and fiscal 2003, the aggregate fees billed or estimated to be billed to us for professional services rendered by Kyle L. Tingle for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $2,000 and $2,500, respectively.

Tax fees.

         During fiscal 2004 and fiscal 2003, the aggregate fees billed to us for professional services rendered by Kyle L. Tingle for tax compliance, tax advice, and tax planning were $500 and $0, respectively. The nature of the services provided consisted in both years of tax return preparation and consulting.

All other fees.

         During fiscal 2004 and fiscal 2002, there were no fees billed to us for any other products or services provided by Kyle L. Tingle, other than the services reported above.

Audit Committee and Other Committees.

         As of May 31, 2004 our board of directors had not established an audit committee.

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

Date: September 3, 2004      GENERAL COMPONENTS, INC.



                             By: /s/ ANITA T. PANGANIBAN
                                 -----------------------
                                 Anita T. Panganiban
                                 President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 3, 2004      By: /s/ ANITA T. PANGANIBAN__
                                 -----------------------
                                 Anita T. Panganiban
                                 President and Director


Date: September 3, 2004      By: /s/ CAROL SUZANNE COLLINS
                                 --------------------------
                                 Carol Suzanne Collins
                                 Chief Financial Officer,
                                 Treasurer and Director


Date: September 3, 2004      By: /s/ ROBERT LEE COLLINS__
                                 ----------------------
                                 Robert Lee Collins
                                 Director