Form 10QSB
period 2004-08-31
GENERAL COMPONENTS, INC.
filed 2004-10-26
CIK 1160764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-33483


                             GENERAL COMPONENTS INC.
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


   Suite 2021, 20F, Two Pacific Place
             88 Queensway,                                             Hong Kong
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


Issuer's telephone number: (852) 2167 8298


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

At August 31, 2004, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value. As of September 24, 2004, there were 25,000,000 outstanding shares of Registrant's Common Stock, $.001 par value.

As of the date hereof, giving effect to the exchange of certain shares of Registrant's Common Stock, $.001 par value for shares of preferred stock and the payment of a share dividend, there are 10,000,000 outstanding shares of Registrant's Common Stock, $.001 par value.


Transitional Small Business Disclosure Format: Yes / /  No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS











                             GENERAL COMPONENTS INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 AUGUST 31, 2004
                                  MAY 31, 2004

                             GENERAL COMPONENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Income                                                      F-2

   Statements of Stockholders' Equity                                        F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                           F-5-9
________________________________________________________________________________

                             GENERAL COMPONENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        August 31,      May 31,
                                                           2004          2004
                                                        __________     ________


                                     ASSETS

CURRENT ASSETS
     Cash                                                $  8,500      $  8,500
     Prepaid expenses                                    $  4,500      $  5,175
                                                         ________      ________

            Total current assets                         $ 13,000      $ 13,675
                                                         ________      ________

                   Total assets                          $ 13,000      $ 13,675
                                                         ========      ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                    $      0      $    800
     Officers advances (Note 5)                            22,392      $ 20,792
                                                         ________      ________

            Total current liabilities                    $ 22,392      $ 21,592
                                                         ________      ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at May 31, 2004:                $             $  2,200
        2,200,000 shares at August 31, 2004;                2,200
     Additional Paid In Capital (Notes 2 and 5)            19,800        19,800
     Accumulated deficit during development stage         (31,392)      (29,917)
                                                         ________      ________

            Total stockholders' equity                   $ (9,392)     $ (7,917)
                                                         ________      ________

                   Total liabilities and
                   stockholders' equity                  $ 13,000      $ 13,675
                                                         ========      ========


                 See Accompanying Notes to Financial Statements.



                             GENERAL COMPONENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                Jan. 14, 2000
                                        Three months ended                Year ended           (inception) to
                                     August 31,     August 31,      May 31,        May 31,       August 31,
                                        2004           2003          2004           2003            2004
                                     __________     __________     __________     __________   ______________

Revenues                             $        0     $        0     $        0     $        0     $        0

Cost of revenue                               0            147              0            588              0
                                     __________     __________     __________     __________     __________

   Gross (loss)                      $       (0)    $     (147)    $       (0)    $     (588)    $       (0)

General, selling and
   administrative expenses                1,475          4,598          9,077         10,275         31,392
                                     __________     __________     __________     __________     __________

   Operating (loss)                  $   (1,475)    $   (4,745)    $   (9,077)    $  (10,863)    $  (31,392)

Nonoperating income (expense)                 0              0              0              0              0
                                     __________     __________     __________     __________     __________

   Net (loss)                        $   (1,475)    $   (4,745)    $   (9,077)    $  (10,863)    $  (31,392)
                                     ==========     ==========     ==========     ==========     ==========


   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)    $    (0.01)
                                     ==========     ==========     ==========     ==========     ==========

   Average number of shares
   of common stock outstanding        2,200,000      2,200,000      2,200,000      2,200,000      2,200,000
                                     ==========     ==========     ==========     ==========     ==========


                 See Accompanying Notes to Financial Statements.




                             GENERAL COMPONENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                                                        (Deficit)
                                                    Common Stock         Additional     During
                                                ____________________      Paid-In       Development
                                                 Shares       Amount      Capital       Stage
                                                _________     ______     __________     ___________

Sale of 2,200,000 shares, March 5, 2000         2,200,000     $2,200      $ 19,800       $      0

Net (loss), May 31, 2000                                                                     (125)
                                                _________     ______      ________       ________

Balance, May 31, 2000                           2,200,000     $2,200      $ 19,800       $   (125)

Net (loss), May 31, 2001                                                                     (494)
                                                _________     ______      ________       ________

Balance, May 31, 2001                           2,200,000     $2,200      $ 19,800       $   (619)

Net (loss), May 31, 2002                                                                   (9,358)
                                                _________     ______      ________       ________

Balance, May 31, 2002                           2,200,000     $2,200      $ 19,800       $ (9,977)

Net (loss), May 31, 2003                                                                  (10,863)
                                                _________     ______      ________       ________

Balance, May 31, 2003                           2,200,000     $2,200      $ 19,800       $(20,840)

Net (loss), May 31, 2004                                                                   (9,077)
                                                _________     ______      ________       ________

Balance, May 31, 2004                           2,200,000     $2,200      $ 19,800       $(29,917)

Net (loss), three months ended
   August 31, 2004                                                                         (1,475)
                                                _________     ______      ________       ________

Balance, August 31, 2004                        2,200,000     $2,200      $ 19,800       $(31,392)
                                                =========     ======      ========       ========


                 See Accompanying Notes to Financial Statements.




                             GENERAL COMPONENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                Jan. 14, 2000
                                        Three months ended                Year ended           (inception) to
                                     August 31,     August 31,      May 31,        May 31,       August 31,
                                        2004           2003          2004           2003            2004
                                     __________     __________     __________     __________   ______________
Cash Flows From
Operating Activities
    Net (loss)                       $   (1,475)    $   (2,000)    $   (9,077)    $  (10,863)    $  (31,392)
    Adjustments to reconcile
       net (loss) to cash (used in)
       operating activities:
    Changes in assets and
        liabilities
    (Increase) decrease in
       prepaid expenses                     675            675          2,700          2,700         (4,500)
    Increase in accounts payable            800          1,325          5,577          8,663              0
                                     __________     __________     __________     __________     __________

         Net cash (used in)
            operating activities     $        0     $        0     $        0     $        0     $  (35,892)
                                     __________     __________     __________     __________     __________

Cash Flows From
    Investing Activities             $        0     $        0     $        0     $        0     $        0
                                     __________     __________     __________     __________     __________

Cash Flows From
    Financing Activities
    Issuance of common stock                                                                         22,000
    Increase in officer payable      $        0     $        0     $        0     $        0     $   22,392
                                     __________     __________     __________     __________     __________

         Net cash provided by
            financing activities     $        0     $        0     $        0     $        0     $   44,392
                                     __________     __________     __________     __________     __________

         Net increase (decrease)
            in cash                  $        0     $        0     $        0     $        0     $    8,500

Cash, beginning of period            $    8,500          8,500          8,500          8,500              0
                                     __________     __________     __________     __________     __________

Cash, end of period                  $    8,500     $    8,500     $    8,500     $    8,500     $    8,500
                                     ==========     ==========     ==========     ==========     ==========


                 See Accompanying Notes to Financial Statements.


                             GENERAL COMPONENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2004 AND MAY 31, 2004


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

General Components Inc. formerly known as Pro-Active Solutions, Inc. ("Company") was organized January 14, 2000 under the laws of the State of Nevada. The Company currently has limited operations through an agreement with Verio, Inc. The Company acts as a referral source for domain registration and web hosting provided by Verio. Due to the limited nature of the operations, and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage company.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2004 and May 31, 2004.

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

REVENUE RECOGNITION

Revenues are recognized as incurred. Revenues are from the registration of domain names through the website domain registration agreement with Verio, Inc. As of August 31, 2004, the Company had not registered any domain names through its website. The cost of the website would normally be considered a cost of sales. Due to the lack of revenues from the website, web hosting is considered an operating expense of the Company.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization and liquidation of liabilities in the normal course of business. Generally, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIE's created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 did not have a material impact on our financial condition or result of operations.

In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY," This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. We adopted SFAS No. 150 on July 1, 2003. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150.In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December, 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months.

                             GENERAL COMPONENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2004 AND MAY 31, 2004


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating result.

In November 2003, the EITF reached a consensus on Issue 03-10, "APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS," addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location EITF 03-10). EITF 03-10 eliminates the option that permitted reseller's to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangement, entered into in fiscal periods beginning after November 25, 203. The provisions of this consensus do not have significant effect on our financial position or operating results.


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during the three months ended August 31, 2004 and 2003 and the years ended May 31, 2004 and 2003, and since inception. As of August 31, 2004 and 2003 and May 31, 2004 and 2003, and since inception, the Company had no dilutive potential common shares.

                             GENERAL COMPONENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2004 AND MAY 31, 2004


NOTE 3. INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provisions or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of August 31, 2004 and 2003 are as follows:


                                           2004            2003
                                         ________        ________

     Net operating loss carryforward     $ 10,471        $  7,294
     Valuation allowance                 $(10,471)       $ (7,294)
                                         ________        ________

     Net deferred tax asset              $      0        $      0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                           2004            2003
                                         ________        ________

     Tax at statutory rate               $  3,177        $  3,802
     Increase in valuation allowance     $ (3,177)       $ (3,802)
                                         ________        ________

     Net deferred tax asset              $      0        $      0



The net federal operating loss carry forward will expire in tax years from 2020 to 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4. CONTRACTS AND AGREEMENTS

On May 22, 2001, the Company entered into a Web Agent Agreement with Verio, Inc. The Company became a referral partner and hosts a web site to direct customers to the web hosting and registration services of Verio. The non-cancelable agreement requires a payment obligation of $75 per month for a period of two years. The contract allows for three one-year extensions by notifying Verio, Inc. in writing not more than 180 and not less than 90 days from the current contract. Verio , Inc. is to accept the extension before it is effective. The Company is comfortable that the extension will be granted. The Company intends to exercise these extensions.

                             GENERAL COMPONENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AUGUST 31, 2004 AND MAY 31, 2004


NOTE 4. CONTRACTS AND AGREEMENTS (CONTINUED)

Effective May 22, 2002, Verio, Inc. adjusted the contract to a minimum monthly fee of $49. The minimum future contract payments are.


                                         Year End        Contract
                                          May 31,        Payment
                                         ________        ________

                                           2005          $    588
                                           2006               539
                                                         ________
                                       Total future
                                       Obligations       $  1,127
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

Generally.

     As at August 31, 2004, we were a referral agent and we collected a selling commission for referring customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services. We were a development stage company with limited operations and revenues.

     On September 20, 2004, we consummated a Share Exchange Agreement with General Components Inc., a privately owned Cayman Island company ("GCI Cayman"), and GCI Cayman's shareholders (the "Shareholders"), pursuant to which we acquired all of the issued and outstanding shares of stock of GCI Cayman in exchange for the issuance in the aggregate of 20,000,000 of our shares of common stock to the Shareholders.

     As of the date hereof, thorough our subsidiaries, we provide broadband technology for the "Last Mile" market. GCI's products are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. GCI has also developed plastic optical fiber ("POF") cable technology and related networking equipment. GCI has filed patents in the United States and Asia on its proprietary POF technology. GCI currently offers a wide range of entry-level to high-end modular, upgradeable systems in the Last Mile broadband connectivity market. We also license our POF technology and manufacturing process to procure production machinery for select customer partners.

     We are now headquartered in Hong Kong and we have numerous offices throughout China.


Liquidity - Financial Condition.

     As at August 31, 2004, we had cash of approximately $8,500 and $4,500 in prepaid expenses which constituted our total assets. We had no other liquid current assets and we had received no revenue from operations. Our loss from inception through August 31, 2004 is $31,392.

     We had no revenues in the three months ending August 31, 2004 or in the three months ended August 31, 2003. During the three months ending August 31, 2004, we incurred expenses of $1,475 as compared to the three months ended August 31, 2003 of $4,598 or a decreased of $3,123.

     In connection with the closing of the Share Exchange Agreement referred to above, all obligations owed by us to our then officers and directors ($22,392) were released and forgiven. Closing expenses were incurred by us in an amount in excess of our cash balance and the excess expenses were paid for by our then officers and directors. In addition, prior to the closing, all of the shares of common stock owned by our then officers and directors, Anita Panganiban, Carol Suzanne Collins and Robert Lee Collins, were surrendered for cancellation and became authorized but unissued shares of common stock.

Development and Activities.

     As at August 31, 2004, other than the payment included as part of our prepaid expenses to Verio for our own domain name registration and our payment for our own web hosting with Verio, we had not expended any monies during each of the last two fiscal years on research and development activities applicable to our web site. All development activities to date had been provided to us by Verio at no other cost or expense. At the closing, all prepaid expenses applicable to our Verio agreements were deemed to have been earned and paid.

     As of the date hereof, we no longer intend to actively pursue our domain name registration and web hosting activities.

Qualitative and Quantitative Disclosures About Market Risk.

     We  have  neither   considered   nor  conducted  any  research   concerning
qualitative and quantitative market risk.


ITEM 3. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our then president and treasurer (and the current president) has determined that the our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended August 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders


     As at August 31, 2004, there had been no matters submitted to the vote of our security holders.

     By unanimous written consent on September 13, 2004 and September 24, 2004, our board of directors voted to create a class of Preferred Stock and with the concurrent adoption of such corporate action by written consent on or about

September 13, 2004 of holders entitled to vote a majority of the aggregate shares of our common stock par value $0.001 per share, representing 53.3% of the aggregate shares of our common stock entitled to then vote to create said
Preferred Stock, an amendment to our Articles of Incorporation were approved. (See Recapitalization in Item 5 below.)



ITEM 5 - OTHER INFORMATION

Board of Directors.

     Our board of directors held three (3) meetings during the current quarter, which were special meetings by written consent.

Independent Directors.

     We have no independent directors. We do intend to secure independent directors; however, until such time as we are financially able to attract independent directors and we are able to meet the cost of insuring each director, we will not, in all likelihood, be able to have a board containing independent directors.

Audit Committee and Other Committees.

     As of August 31, 2004, our board of directors had not established an audit committee.

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

Subsequent Events.

A.  Share Exchange Agreement

     On September 20, 2004, we consummated a Share Exchange Agreement with General Components Inc., a privately owned Cayman Island company ("GCI Cayman"), and GCI Cayman's shareholders (the "Shareholders"), pursuant to which we acquired all of the issued and outstanding shares of stock of GCI Cayman in exchange for the issuance in the aggregate of 20,000,000 of our shares of common stock to the Shareholders.

     As a result of the transaction, GCI Cayman became our wholly-owned subsidiary and, upon the issuance of the 20,000,000 shares, the Shareholders owned approximately 80% of all of our issued and outstanding stock. As of said date, we had a total of 25,000,000 shares of common stock issued and outstanding on a non-fully diluted basis.

B. Recapitalization.

     On September 24, 2004, the board of directors adopted a resolution, by unanimous written consent, to amend the Company's Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock.

     On October 4, 2004, the board of directors voted to effect our recapitalization pursuant to which 20,000,000 shares of our outstanding common stock will be exchanged for 10,000,000 shares of our Preferred Stock prior to the payment of a Dividend. Certain of our stockholders owning 20,000,000 shares of common stock shall have their shares of common stock exchanged into 10,000,000 shares of our Preferred Stock. The exchange ratio is one (1) share of our Preferred Stock for every two (2) shares of our common stock. The stockholders of the newly exchanged Preferred Stock will have the same rights and preferences with respect to voting, conversion and dividends as they did as holders of the Company's common stock.

C. Stock Dividend.

     Our stockholders of record as of October 14, 2004 were eligible to receive a dividend paid in shares of common stock on October 25, 2004. The dividend provided one additional share of common stock to each stockholder in a two-for-one (2-for-1) exchange. This transaction increased the total number of outstanding shares of common stock from 5,000,000 to 10,000,000.

D. Change of Control.

     Also, in connection with the Share Exchange Agreement and the transaction described above, there was a change in our management and our board of directors. As at August 31, 2004 and prior to the consummation of the share exchange, our board of directors was comprised of three members, Anita Panganiban, Carol Suzanne Collins and Robert Lee Collins. Effective upon the closing of the transactions contemplated by the Exchange Agreement, Ms. Panganiban, Ms. Collins and Mr. Collins resigned as directors of the board of directors and Messrs. Simon Mu, Bruce Cole, Junichi Goto, Regis Kwong and Peter Wang were appointed to the board of directors. Additionally, Ms. Panganiban and Ms. Collins resigned as officers and Mr. Mu assumed responsibilities as our President.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

              31.1    Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

              31.2    Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

              32.1    Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

              32.2    Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  October 25, 2004            GENERAL COMPONENTS INC.


                                    By: /s/ SIMON MU
                                        ___________________
                                            Simon Mu
                                            President