Form 10KSB
period 2004-12-31
GENERAL COMPONENTS, INC.
filed 2005-04-14
CIK 1160764

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                  ------------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 2004

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __
                          Commission File No. 000-33483

                            GENERAL COMPONENTS, INC.
                 (Name of Small Business Issuer in its Charter)

                Nevada                                          88-0496645
       (State of Incorporation)                              (I.R.S. Employer
        (Small Business Issuer)                            Identification No.)

  Suite 2021, 20/F, Two Pacific Place                    88 Queensway, Hong Kong
(Address of principal executive offices                         (Zip Code)

         Issuer's telephone number, Including Area Code: (852) 2167 8298

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share

Check whether the Issuer (1) has filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2004 were $1,714,457.

As of March 31, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $45,067,500.

As of March 31, 2005, there were 20,030,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I..........................................................................................................1

         Item 1.           Description of Business..............................................................1

         Item 2.           Description of Property.............................................................13

         Item 3.           Legal Proceedings...................................................................14

         Item 4.           Submission of Matters to a Vote of Security Holders.................................14

PART II........................................................................................................14

         Item 5.           Market for Common Equity and Related Stockholder Matters............................14

         Item 6.           Management's Discussion and Analysis or Plan of Operation...........................15

         Item 7.           Financial Statements................................................................18

         Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial
                           Disclosure..........................................................................18

         Item 8A.          Controls and Procedures.............................................................18

         Item 8B.          Other Information...................................................................18

PART III.......................................................................................................19

         Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance
                           with Section 16(a) of the Exchange Act..............................................19

         Item 10.          Executive Compensation..............................................................21

         Item 11.          Security Ownership of Certain Beneficial Owners and Management......................22

         Item 12.          Certain Relationships and Related Transactions......................................23

         Item 13.          Exhibits............................................................................24

         Item 14.          Principal Accountant Fees and Services..............................................24


         INDEX TO FINANCIAL STATEMENTS........................................................................F-1

                                    PART I.

Item 1.  Description of Business

         General Components, Inc. ("we", "us", "our", the "Company", or "GCI") was incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. On July 7, 2004, we changed our name to General Components, Inc. Our predecessor was founded in 1998. We are engaged in the development, manufacture and marketing of broadband networking products and systems for the "last mile" broadband connectivity market. We currently offer a wide range of basic to high-end modular, upgradeable systems that enable end-users to send and receive high-speed data communications through the Internet Backbone Network. Our products include cables, patch cords, panels, adapters, converters, switches and wireless devices that are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. We are also developing plastic optical fiber ("POF") cable technology and related networking equipment. We have filed patents in the United States and Asia on our proprietary POF technology. We currently offer a wide range of entry-level to high-end modular, upgradeable systems in the "last mile" broadband connectivity market. We also license our POF technology and manufacturing process to procure production machinery for select customer partners. We distribute our products in China, the Pacific Rim, the Middle East and Eastern Europe primarily through our distributors, resellers and/or system integrators to both office and residential markets. It is our intention to expand our distribution channels into the North American market. We are headquartered in Hong Kong and have numerous offices throughout China.

         Your attention is specifically called to the risk factors in this Item 1 below and the detailed information within the financial statements and the explanatory notes which appear elsewhere in this Form 10-KSB.

Recent Events

         On September 24, 2004, the Company consummated a Share Exchange Agreement (the "Exchange Agreement") with General Components, Inc., a privately owned Cayman Islands company ("GCI Cayman"), and GCI Cayman's shareholders, (the "Shareholders"), pursuant to which the Company acquired all of the issued and outstanding shares of stock of GCI Cayman in exchange for the issuance in the aggregate of 20,000,000 of our shares of common stock (the "Shares") to the Shareholders.

         As a result of the transaction, GCI Cayman became a wholly-owned subsidiary of the Company and, upon the issuance of the Shares, the Shareholders owned approximately 80% of all of the Company's issued and outstanding common stock. Immediately following the share exchange, a total of 25,000,000 shares of common stock were issued and outstanding. Stockholders of record as of October 14, 2004 of the Company received a dividend paid in shares of common stock on October 25, 2004 on a one-for-one basis per share of common stock (the "Dividend"). The transaction increased the total number of outstanding shares of common stock from 5,000,000 to 10,000,000. Prior to the payment of the Dividend, the Company effected a recapitalization of the Company pursuant to which 20,000,000 shares of the Company's outstanding common stock was exchanged for 10,000,000 shares of the Company's Series A Preferred Stock.

         Each share of Series A Preferred Stock is convertible into eight (8) shares of common stock and each share of Series A Preferred Stock is entitled to eight (8) votes, voting together with the holders of common stock as a single class. Further, holders of Series A Preferred Stock are entitled to receive cumulative dividends on a pro-rata basis with all other holders of common stock on an as-converted basis. Holders of Series A Preferred Stock also are entitled to receive a liquidation preference as follows: for each one (1) share of common stock, the holders of Series A Preferred Stock then outstanding are entitled to cash in amount equal to eight (8) times (i) par value, as adjusted, plus all accrued and unpaid dividends and (ii) pro rata share of any proceeds with all other holders of common stock on an as-converted basis.

         Additionally, in connection with the transactions contemplated by the Exchange Agreement, the Company and certain investors (the "Investors"), executed and delivered a Stock Purchase Agreement in which such Investors received 10,000,000 shares of common stock of the Company for consideration of $2,000,000. As at March 31, 2005, there were 20,030,000 shares of common stock of the Company issued and outstanding and 10,000,000 shares of Series A Preferred Stock of the Company issued and outstanding on an undiluted basis.

Proposed Industry

         During the last several years, through a collaborative arrangement with Nottingham Optical Technology Ltd., a Sino-foreign joint venture we created with three other investors, we have been engaged in the development of proprietary technologies for the production of plastic optical fiber ("POF") and related networking equipment. POF offers the promise of a low cost, higher transmission speed alternative to copper in both the consumer electronics and automotive markets (Step Index POF or "SI POF") and the Local Area Network ("LAN") market (Graded Index POF or "GI POF"). POF cables will also provide a practical and cost-effective alternative to glass optic fiber. According to industry research firm IGI Group, the total global market size for POF will exceed US$1 billion by 2006. We have filed patent applications in the United States, Europe and Asia for our proprietary POF technology.

         We have also recently entered the growing voice over Internet protocol ("VOIP") enterprise market in China through a license and reseller agreement with VocalData, Inc., a leading provider of VOIP software applications and subsidiary of Tekelec, Inc. (NYSE: TKLC). We intend to integrate the VocalData/Tekelec software with OEM servers, firewalls, IP phones, gateways and integrated access device ("IAD") technology to develop a complete VOIP system that we will market under our own brands and trademarks to the enterprise market in China. We have successfully completed beta site testing at Phoenix Satellite Television, a Hong Kong-based subsidiary of Shen Zhou Television Company Limited that broadcasts in Hong Kong, East Asia, Australia, Europe and the U.S., and plan on leveraging that relationship to expand our customer base in the Chinese media industry.

         We intend to develop our U.S.-based research and development capabilities and restructure our China-based manufacturing operations to provide us with competitive strengths to meet the growing global demand for broadband products in the "last mile" market.

Our Products and Solutions

         We are focused on three areas of "last mile" broadband technologies:

      o     Traditional networking cables and systems;

      o     Plastic optical fiber technology; and

      o     Voice over Internet Protocol enterprise solution.

Traditional Networking Cables and Systems

         To date, our core business has been the manufacture and distribution of a full line of structured cabling systems and three-level router-switch equipment for multi-family residential and commercial buildings. Our products, which are capable of delivering information at 100 Mbps bandwidth, include cables, patch cords, panels, adapters, converters, switches and wireless devices that are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands.

         Our Ethernet system, which includes router/switch systems, structured cable and adapters and software, has been widely distributed in China. By the end of 2004, we authorized approximately 106 distributors, resellers and system integrators throughout China. We also trained and certified approximately 383 Chinese engineers who are qualified to customize system design with GCI/Reachhome products for end users. We also developed five major distributors in the Middle East, Russia and Eastern Europe. In 2004, a distributor in the Middle East successfully bid on a school network, which will be delivered in 2005.

         Plastic Optical Fiber (POF) and POF LAN

         Industry Background

         While glass optical cable comprises the majority of cable used for backbone data transmission because of its high capacity and transmission speed, traditionally, copper cable has been used for data transmission from the backbone to the home and office (i.e., the "last mile" market). The primary drawback to their use in the "last mile" market is that while multi-Giga bit transfer was being carried by backbone optical cable, the data transfer capacity of a copper cable was at about 100Mbps for Category 5 copper cables. Though optical glass fiber is sometimes used in the "last mile" market, its widespread use has been hindered by its high installation cost.

         POF has drawn industry attention over the last few years as a potential low-cost, high quality solution for segments of the following industries: consumer electronics, broadband telecommunications (home and office networking), automotive, medical and military. The growing demand for bandwidth has increased the need for fiber installation and provided an opportunity to access networks and develop closer relationships with customers. According to an article co-written by Dr. James Walker published in Cabling Business Magazine in December 2002, recent developments in POF technology make it possible to use POF at data rates up to 500 Mbps (SI POF) and up to 10 Gbps (GI POF) of bandwidth. The technology is also moving rapidly on multimode and single mode POF, high temperature fibers, integrated POF circuits, laminated light-guides, active and passive discrete components and optical switching.

         POF technology offers low-cost, broadband LAN to complement glass optic fiber networks. POF's physical and media transport characteristics, wider bandwidth, low cost and ease of installation compared to copper and glass fiber make it a promising transport media in the "last mile" market. To date, however, there have been technical difficulties associated with the manufacture and purification of GI POF that have lead to unacceptable levels of data loss or dispersion that have delayed its commercialization. We believe we are one of a small number of companies that are working on completing development of production that address these shortcomings.

         Our Solution

         Together with our collaborative partner, Nottingham Optical Technology Ltd., we have devoted substantial resources to addressing the manufacturing and purification issues associated with current POF cable products. We believe we have made considerable progress in developing a proprietary POF manufacturing and purification process capable of producing a consistent product with commercial potential as a reliable transmission media capable of high-speed Giga base transmission that can be conveniently and safely used in the "last mile" market.

         We believe that if we are successful in our technology development, our POF products and systems will be able to offer the promise of the following advantages over copper wire and glass optical fiber:

      o Cost Savings. The principal advantages of POF over glass fiber are lower installation and maintenance costs, potentially as much as 50% less and the need for less technical expertise to develop and maintain it. In addition, a glass fiber-based system must use a laser diode or an expensive light-emitting diode ("LED") as a light source. POF, on the other hand, uses a photodiode or a simple, inexpensive, and widely available type of LED.

      o Higher Transmission Speed. GI POF eventually will be capable of transmission speeds of 1 Gbps at a distance of 100 meters, which covers 95% of the LAN market. Laboratory results indicate that polymethylmethacrylate ("PMMA") based GI POF is capable of transmission of 1 Gbps at 50 meters and 10 Gbps at 30 meters. GI POF transmission speed is much faster than copper wire, one of the methods of physically linking sources to transfer and communicate data, and the maximum data transfer capacity of Category 5 copper cable is only 100Mbps.

      o Easy Connection and Installation. POF is more flexible, durable and able to withstand a bend radius with no change in transmission. This property makes it easier to install through walls. The most common method of POF installation is the "hot plate method" where fiber ends are heated and softened, then pushed against a mirrored surface. The process is quick and can be repeated with very little deviation. POF is much cheaper to install than glass fiber, with only a simple molded plug required to align and connect plastic fibers.

      o No Electromagnetic Interference. Optical transmission is known for its insulation properties, but POF does not create any electromagnetic interference. Traditional use of copper wire as a transmission medium creates electromagnetic charges. By way of example, wire harnesses are used in cars to manage the complex tangle of cables. The result is that a multitude of individual cables can be packed with other high-speed cables in the same harness. This, coupled with voltage variations, can cause electromagnetic interference in cars if copper wires are used. Even if surrounded by a plastic jacket, the exposure of electronic atoms transmitted would still be substantial. This, in turn, affects the operation of certain electronic devices. For medical equipment that is used in hospitals and special devices installed in aircraft, any magnetic interference could jeopardize patient care and cause the failure of critical plane equipment.

      o Eye Safety Feature. The optical transceiver module of POF is a 650mm Red LED light source. Since the Red LED is within the visible light spectrum, it acts as an eye safety feature since users can always tell when someone is in danger of directly viewing the light beam.

      o Energy Savings. Since POF transmits very little infrared light, it can be used for cold lighting (lighting that does not produce heat), semiconductor manufacturing equipment and the lighting displays of artwork.

         Relationship with Nottingham

      In November 2002, we entered into a joint venture agreement with three other investors to create a Sino-foreign joint venture company, Nottingham Optical Technology Ltd. ("Nottingham") to manufacture POF with our patented technology. We contributed the exclusive license of our POF technology in China to Nottingham in exchange for 20% of the equity in the joint venture, which has an ascribed value of US$1,549,398 (though no value for this investment is recorded in the balance sheet). During the year ended December 31, 2003, the Company sold a set of plant and equipment to Nottingham at a consideration of US$94,738. An unrealized gain of US$4,000 from the sale of plant and equipment has been eliminated on consolidation. Nottingham manufactures POF solely for us and we have the exclusive right to distribute the products manufactured by Nottingham under our brand name. The other three investors contributed cash for the remaining 80% equity interest. Nottingham has its own production facilities including land, buildings, equipment and utility facilities. Nottingham also accumulated a substantial amount of production knowledge which complements our POF technology. We are currently in discussions with the other shareholders of Nottingham to acquire their 80% interest in exchange for shares of our common stock and expect to effect that transaction in June 2005.

         Voice Over Internet Protocol (VOIP) Products

      VOIP is a technology that allows you to make telephone calls using a broadband Internet connection instead of a regular (or analog) phone line, known as "plain old telephone system" ("POTS"). Some services using VOIP may only allow you to call other people using the same service, but others may allow you to call anyone who has a telephone number - including local, long distance, mobile, and international numbers. Also, while some services only work over your computer or a special VOIP phone, other services allow you to use a traditional phone through an adaptor. In contrast, the primary phone system we use today, POTS, is a collection of interconnected systems operated by the various telephone companies and administrations around the world. POTS started as human-operated analog circuit switching systems (plugboards), progressed through electromechanical switches. By now this has almost completely been made digital, except for the final connection to the subscriber (i.e., the "last mile"). The signal coming out of the phone set is analog. It is usually transmitted over a twisted pair cable as an analog signal.

         In January 2005, we finalized a three year, renewable license and reseller agreement with VocalData, Inc., a subsidiary of Tekelec (Nasdaq: TKLC), to market and sell VocalData's VOIP software to enterprise users in the China, Hong Kong and Taiwan. We intend to integrate the VocalData/Tekelec software with the OEM servers, firewalls, IP phones, gateways and IAD technology to develop a complete and cost-effective system for our two target markets - small-to-medium-sized enterprises ("SMEs") and large corporations. We recently completed a beta site test at Phoenix Satellite Television, a Hong Kong-based cable and television satellite station that broadcasts in Hong Kong, East Asia, Australia, Europe and the U.S., and plan on leveraging that relationship to target additional customers in the Chinese media industry.

         SMEs normally have limited IT resources and lower corporate budgets. However, they are under pressure from mounting administrative costs. We intend to provide SME users with a publicly centralized server to host IP calls. We expect our VOIP service for SMEs to assist in reducing the difficulties of establishing and configuring proper networks and servers to host the internal calls and reduce the cost to a premium unlimited call package as low as US$2 per month per user for first three years of the contract in China.

         Enterprise solutions for large corporations consist of both hardware and software components. Hardware includes a server, firewall, IP phone, gateway, and IAD. Software includes the VocalData/Tekelec system customized for local enterprises. With an affordable subscription, corporations can reduce internal call costs while departments or branches at different locations can increase their communication and increase productivity. Corporate callers can also enjoy conference call, voice mail, call forwarding, 3-way calling and many other advanced features. Many carriers prefer the VocalData/Tekelec voice application server for several reasons:

      o Tight Application Integration on an Open Platform. In addition to the basic call control and hosted PBX features, our enterprise VOIP system incorporates several key applications including conferencing, messaging and firewall traversal as part of its solution. Because our enterprise VOIP system incorporates these capabilities as integral applications within its hosted IP telephony solution, enterprises pay less per application and reduce the time required for system integration, which we expect to translate into a more cost-effective solution with a faster time-to-market. In particular, the system session border controller provides a cost benefit, since the system's firewall traversal solution is 75% less expensive per user than external border or session controller products, which may require extra customer hardware or software or a truck roll to do firewall reconfiguration.

      o Standards-Based. Since our enterprise VOIP system is open and standards-based, enterprise planning to interface with third-party applications can be done easily. The system supports SIP, TAPI, SOAP, Corba, and AMIS-A, the most widely used protocols for integration with third-party voicemail. In addition, our enterprise VOIP system provides a powerful Application Programming Interface ("API") for customized development.

      o Carrier-Grade Quality. Carrier-grade represents a fundamental, ongoing commitment to deliver high-quality, reliable systems that can support large numbers of enterprise users. By using the industry's most reliable architecture, configuration of our enterprise VOIP system is designed for 99.999% availability. Based upon NEBS-compliant SUN Netra servers, we provide a standby server for every active call agent server. This means that calls in progress should remain connected even in the event of a server failure. Customer tests have demonstrated that the system is the most powerful voice applications server, with three times the calls per second throughput of our nearest competitor. At 200 calls per second, our enterprise VOIP system supports 100,000 subscribers on a single server pair. This results in total server costs that are 80% lower than alternatives.

      o Broadest Interoperability. To give businesses maximum selection, our enterprise VOIP system is committed to operating with a wide variety of partners in the gateway, softswitch, endpoint, and applications and technology areas. Our enterprise VOIP system is designed to be compatible with a broad range of IP phones because it is the only voice application server to support all four endpoint protocols:
            SIP, MGCP, Cisco SCCP or "skinny" and Mitel MiNet. By supporting all protocols, we enable additional features and can provide a smoother transition for IP PBX businesses converting to hosted solutions.

      o Differentiating Features and Applications. Our enterprise VOIP system comes with a full set of ready-to-use features and applications. Service providers can attract new customers, grow revenues per user, and help to retain existing customers by offering services based on the software core feature sets and converged applications. There are four application areas available to customers: Desktop Integration, Productivity, Mobility and Business Applications. Desktop Integration includes the Web Portal which not only makes it easy for users to take advantage of their telephony features but takes advantage of IP telephony to display the corporate phone directory, voice mail and user call log with click-to-dial capability. Mobility applications offer a variety of features that enable business travelers to work more effectively while away from the office and also provide 802.11 or Wi-Fi support for "in building" mobility. Our enterprise VOIP system provides the most comprehensive set of PBX features, because of its more extensive protocol support.

      o Ease of Administration. With its multiple levels of administration, our enterprise VOIP system provides companies with self-administration and end-user communications controls. Wizards and profiles hasten account set up and the bulk-provisioning capability can be used for a rapid data upload. The web-based administration interface enables companies to handle administrative tasks either centrally or on a distributed basis. Additionally, its convenient organization simplifies data entry and maintenance. In addition, office moves and layout changes are simplified due to the "plug and play" self-discovery capability of IP-based addresses. Our integrated applications can help enterprises increase revenues while minimizing investment costs because of the use of standard servers and open interfaces.

         To increase communication of family and friends, especially the growing population of expatriates from other countries and because of the employment relocation of individuals from other regions within China, we intend to provide an i-Net membership service where this group of people can communicate over our VOIP network. This service aims to help family, friends and special interest groups minimize phone service costs and maximize voice communication. To the best of our knowledge, this enterprise type of VOIP service is not impacted by telecommunications regulation.

Market Opportunity and Description of Market Segments

         There are two key markets in which we intend to operate as we continue to develop our products. They are: the POF market, which is comprised of the SI POF market and the GI POF market, and the VOIP products market.

         SI POF Market

         The SI POF market includes consumer electronics, large screen display and automotive markets. The initial size estimate for the SI POF market was US$78 million using information provided in February 2003 by Richard Beach, Ph.D. of Beach Communications. We expect to enter this market in the fourth quarter 2005. The market segments are highlighted as follows:

      o Consumer products. Networking and the applications associated with connecting home electronics products to each other constitutes the largest use of the fiber cables. The range of use of POF is diverse. It can be used for connection of DVD players, CD players, or MD players and amplifiers. Further, it can be used for illumination, decoration, screen display and even short distance data transmission. We believe the demand for our POF products will be driven by the large core diameter, as well as their cost effectiveness and ease of installation.

      o POF-LSD. The POF-Large Screen Display ("POF-LSD") may represent a new era for large-screen projection displays. The technology is based on a procedure for projection and reflection. When images are projected, light passes through the POF module. Each of the POF modules acts as an optical fiber in which light is confined by total internal reflection. Application of the POF-LSD may be used in the following venues:

            - Shopping centers;
            - Stock exchanges;
            - Airport and railway stations; and
            - Stadiums.

      o Automotive Market. POF can be used in a cars' navigation or audio system, and in telephone connection. Currently, a group of automobile manufacturers and suppliers have developed a POF data base standard for automobiles known as MOST, which is an acronym for Media Oriented Systems Transport. The objective is to have a standard in which all auto manufacturers can purchase and benefit from volume production. Industry research firm IGI Group indicated that over fifteen European auto makers have adopted POF in twenty of their vehicle models.

         GI POF Market Opportunity

         The GI POF market includes the business and residential networks markets. We expect to enter this market in the fourth quarter 2006. We believe the market opportunity for GI POF solutions under development lies, specifically, in the following areas:

      o Office Networks. POF can be used with office LAN operations. POF offers many advantages for LANs. First, its dielectric nature assures electromagnetic compatibility regardless of data rate, providing built-in upgradeability. Second, there is a low total system cost; plastic fiber is made from a cheap material, PMMA, which is less than 1/30th of the cost of quartz glass by weight. Therefore, large-core fiber can be made independent of the material cost.

      o Residential Networks. One of the most interesting areas in the consumer PC market today is connecting PCs to each other. The obvious reason for adopting POF as a home networking cable is its fast rate of data transmission. As the number of homes with multiple PCs continues to grow at a faster rate, the opportunity for providing the networks within has become increasingly significant. Asahi Glass, for example, used POF to complete the network for Aoyama Park Tower in Tokyo in 2003.

      o Health Market. POF can be used to produce efficient and high-resolution radiographic systems for x-ray medical diagnosis or non-destructive inspection using thermal neutrons. With respect to medical x-ray applications such as mammograms, there is a need to produce a fewer number of x-rays that produce quality images. Quality is increased and number of x-rays is decreased because of higher detection efficiency and their improved electronic readout system.

      o Industrial Market. Industrial control is a good niche for POF and is being developed successfully by many companies. The electrical interference caused by motors on production lines makes it difficult for wireless and wire-based communications. The advantage of POF is that the data will not be contaminated by electrical pick-up. According to IGI Group research, POF cables have been used in industrial control networks for over fifteen years. Many proprietary networks were configured on the factory floor to connect controllers to devices and sensors to monitor data and provide control feedback to production lines.

      o DVI and HDMI Links. Digital Visual Interface ("DVI") and High Definition Multimedia Interface ("HDMI") links are suitable for the linking of image output devices such as tuners, DVD players/recorders, digital set-top boxes and image display devices such as plasma screen TVs, big-screen LCD TVs and projectors used in home theater systems, stores and other public facilities. We believe this represents a market opportunity for both our SI POF and GI POF, depending on the particular use.

      o     Defense.   Defense  contractors  worldwide  are  now  required,  for
            security   purposes,   to  have  an  optical  connection  in  a  LAN
            environment.

         VOIP Products Market

         As in other parts of the world, VOIP has entered the Asia telecom market at an unprecedented pace. Market revenues for IP telephony in Asia are expected to reach US$420.6 million this year and US$1.14 billion by 2007, as projected by Frost & Sullivan. IP Telephony or the IP-PBX voice equipment segment remains one of the leaders in the enterprise telephony market and is expected to surpass the PBX segments, the largest enterprise telephony segment by 2007.

         A new survey of enterprise customers from Deloitte & Touche Technology concludes that by 2006, more than two-thirds of Global 2,000 companies will begin deployment of VOIP technology.

         VOIP has become the fastest growing service in China's telecommunications industry with some analysts forecasting that it will capture up to 30% of China's long-distance market in 2005. Bundling VOIP with other LAN products may be our premier application because we may become capable of providing a "one stop shop" to many Chinese enterprises.

         China Market

         China has one of the highest growth rates of Internet users in the world. According to statistics released by the China Internet Network Information Center, Internet users in China reached 80 million in 2003, growing at a rate of about 5% per month. This increase in Internet users and the fast pace of new housing construction will increase the demand for speedier Internet access, which will further stimulate the broadband market. China's demand for glass optical fiber will reach 16 million kilometers by 2005, up from 6.6 million in 1999, an increase of over 140% and a compound annual growth rate of 15% per year, according to IGI Consulting's new report. While demand for telecom is growing, the need for speed in the "last mile" is increasing as well.

         Development of POF is in the preliminary stages in China with no production currently scheduled. The use of POF technology is limited to the product importation and generally is applied to non-telecommunication services, high interference and data transmission with short distances (e.g., computers, DVD players, hi-fi cables, radars and medical equipment). Our strategy is to construct a portfolio of patented POF products and processes that cover a broad range of products which will provide a base to further penetrate the China market.

Our Strategy

         Our business strategy is to leverage our low cost Asian manufacturing base to meet the growing demand for broadband products in the "last mile" market. Our goal is to become a world player in POF development and in the "last mile" optical market.

         We believe the principal components of our business strategy are as follows:

      o Sales and distribution. Our business strategy is to utilize our low cost, Asian manufacturing base and customer pool and our new product development group to increase sales in China and our other current market areas, as well as to expand sales in the U.S. and other North American countries. We expect that sales increases will be driven both by acquisition and development of our own sales force in target countries. We intend to continue to try to identify needs in the broadband connectivity sector, and to try to acquire and develop technology and assemble products under our own brand name through OEM and ODM manufacturers.

      o Research and Development. We consider research and development as being the essential driving force of our business strategy. Our POF research and development team includes veteran chemical engineers, mechanical engineers and research scientists . Our collaboration with Nottingham has provided us with the substantial production facility and human resources required to reach our current stage of product development. With respect to VOIP, we will seek to leverage our new partnership with Tekelec to develop a product line to accommodate the growing demand from the Chinese enterprise market.

      o Patents. To date, we have filed three patent applications in the U.S. and two in China for our GI POF technology. The three patent applications filed in U.S. consist of 1) a novel process in creating a graded index polymer optical fiber, 2) a method to maintain the uniform quality throughout the manufacturing process and 3) the tools for the manufacturing process. We intend to file for patent protection for any POF products we develop and improvements thereto.

Competition

         Our core business will operate within an established industry and we face competition from small and large companies worldwide.

         With respect to our proposed POF business, we will face competition from several companies, some of which are considerably larger and better capitalized than we are. They include Asahi Glass (Japan), Lucent (U.S.), and Mitsubishi Rayon (Japan). Although our larger competitors have developed products with similar characteristics, we believe that our technology has a particular utility, quality and efficiency. Moreover, our lower manufacturing costs may provide a competitive advantage. We also believe there are significant barriers to entry to the POF market in the form of technical competency and patent production.

         In the VOIP market, we will face competition from many companies, both local and international. We believe that our local presence, the fact that we have been in the communications market in China through our structured cable, wireless and telephony business, our experience in integrating products and services, and our access to less expensive hardware components manufactured in Asia provides us with a competitive advantage with respect to these groups. In comparing ourselves with larger competitors in the VOIP market, such as Cisco and Lucent, we believe that we may have a more flexible production and a more competitive cost structure.

         We will also continue to face competition from companies that are developing and marketing technologies that compete with ours. For example, evolving workgroup dynamics and the increasing mobility of employees, combined with falling prices makes Wireless Local Area Network ("WLAN") solutions attractive to larger end users. Largely as a result of significant marketing efforts by vendors such as Apple, Compaq, Intel and Lucent, we expect the use of WLANs in homes and small/medium-sized businesses to increase with the growth of broadband.

Risk Factors

         In addition to the other information in this annual report, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

Risks Related to Our Industry and Operations

         Our operations could be curtailed if we are unable to obtain required additional financing. As of December 31, 2004, we had approximately $1.04 million in cash and cash equivalents. We require additional financing to complete development and commercialization of our SI POF and GI POF products, expand our sales and marketing capabilities and continue our research and development activities. While we are seeking to raise additional funds through the sale of equity securities, there can be no assurance that we will be successful in our efforts. If we are unable to raise the capital we need, our business strategy will be adversely affected, which could severely limit our ability to generate revenue.

         We may experience problems that could delay or prevent the commercial introduction of our POF products. Our POF products are in various stages of the development and commercialization process and we may face technical, manufacturing, regulatory or marketing problems that adversely affect our ability to introduce either or both of our SI POF and GI POF products. These products may prove to be uneconomical or otherwise commercially unfeasible, or may fail to meet with consumer acceptance as a viable alternative to existing products and technologies. Since POF is merely a transmission medium, it is part of a POF data network. A complete POF network will consist of many parts produced by different manufacturers. The system will not be functional if any part of the system is not completed with similar standards. The Company has no capability or resources to coordinate such large scale industrial effort. A significant delay or failure to successfully complete development and commercialization of our proposed POF products would have a material adverse impact on our near term prospects.

         Revenues from our core business may fluctuate. Our revenues are characterized by significant fluctuation based on customer demand. Many of our products have short lead-times and uneven seasonal demand. Fluctuating demand results from a variety of factors, including, but not limited to, the cancellation of large orders, price concessions on high volume orders, competitive pressures and changing technological requirements. In addition, our sales volume and product mix impact our gross margin. Therefore, if our sales volume does not improve, or we have an unfavorable product mix, we may not achieve the gross margin rate we expect, resulting in lower than expected results of operations. These factors may fluctuate from quarter to quarter.

         We operate in a highly competitive industry. The industry in which we operate is highly competitive, and we expect that this level of competition on pricing and product offerings will continue. Factors that could affect our ability to compete successfully in the industry include the quality, performance, price, reliability, mix and market acceptance of our products; market acceptance of our competitors' products; efficiency and quality of the production and implementation of our products; and our customer support and reputation.

         We have numerous competitors in our core business, some of which are very large, with substantial technological and financial resources and brand recognition and some of our competitors have very low cost structures and support from governments in their home countries. In addition, we will face numerous competitors in our new VOIP business and our POF business, (assuming it can be successfully launched). We cannot assure you that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

         If we fail to maintain a product portfolio that is attractive to our customers, enhance our existing products and keep pace with technological advances in our industry, or if we pursue technologies that do not become commercially accepted, customers may not buy our products, and our revenues, profitability and cash flow may be adversely affected. The demand for our products can change quickly and in ways that we may not anticipate because markets for our principal products are characterized by the following conditions: rapid, sometimes disruptive technological developments; evolving industry and certification standards; frequent new product introductions and enhancements; changes in customer requirements; and short product life cycles with declining prices over the lives of products.

         Our operating results depend to a significant extent on our ability to maintain a product portfolio that is attractive to our customers, to enhance our existing products, and to continue to introduce new products successfully and on a timely basis. New technological innovations generally require a substantial investment before any assurance can be given as to their commercial viability. If we fail to make sufficient investments or if we focus on technologies that do not become widely adopted, other technologies could render our current and planned products obsolete.

         We rely on third parties to manufacture most of our products and to provide substantially all of our components. If these third parties fail to deliver quality products and components at reasonable prices on a timely basis, we may alienate some of our customers, and our revenues, profitability and cash flow may decline. We use contract manufacturers significantly as an alternative to manufacturing products ourselves. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these arrangements, our customer relationships may suffer. In addition, since we rely more heavily now than previously on contract manufacturers, we may have fewer employees with the expertise needed to manage these third-party arrangements. In relying more on third parties, we run the risk that the reputation and competitiveness of our products and services may deteriorate because we have less control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers.

         If we fail to protect our intellectual property rights, our business and prospects may be harmed. Intellectual property rights, such as patents, are vital to our business, and developing new products and technologies that are unique to us is critical to our success. We have filed a number of U.S. and foreign patent applications, but we cannot predict whether any patents will issue, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, could prevail over our patent rights or otherwise limit our ability to sell our products. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. If we do not receive the patents we seek or if other problems arise with our intellectual property, our competitiveness could be significantly impaired, which would limit our future revenues and harm our prospects.

         Many of our planned products are highly complex and may contain defects or errors that are detected only after deployment in networks. If that occurs, our reputation may be harmed. Our POF products under development are highly complex, and there is no assurance that our extensive product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction. As a result, we could have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. Most of these occurrences can be rectified without incident, as has been the case historically. However, the occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers' end users and other losses to us or to our customers or end users. These occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

         Rapid changes to existing regulations or technical standards or the implementation of new regulations or technical standards relating to products and services not previously regulated could be disruptive, time-consuming and costly to us. Many of our products and services are developed in reliance upon existing regulations and technical standards or our interpretation of unfinished technical standards. Changes to existing regulations and technical standards, or the implementation of new regulations and technical standards relating to products and services not previously regulated, could adversely affect the development of and demand for our products and services or require the expenditure of substantial additional funds.

         Our success depends on our ability to recruit and retain key personnel. Our success depends in large part on our ability to recruit and retain highly skilled technical, managerial, sales and marketing personnel. Competition for these personnel is intense. In addition, our recent workforce reductions have increased our dependence on our remaining workforce, as we are relying on our current personnel to assume additional responsibilities. The loss of services of any of our key personnel or our failure to attract and retain qualified personnel in the future could make it difficult for us to meet our key objectives, such as timely product introductions.

         Our relationship with Nottingham and its potential to default on an outstanding loan obligation may adversely affect our business operations. Nottingham through a collaborative arrangement, assists us in the development of proprietary technologies to create POF and related networking equipment. Nottingham has a loan obligation to the Agricultural Bank of China to repay a loan in the principal amount of Renminbi 20 million (approximately US$2.4 million). Because we have a 20% of equity interest in Nottingham and rely on it to assist us in the development of POF technology, if it defaults on its loan obligations, we may be forced to cease all operations or severely curtail or development and production of broadband networking products and systems.

         Efforts to comply with recently enacted changes in securities laws and regulations have required substantial financial and personnel resources and we still may fail to comply. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. The formal process of evaluating our internal controls over financial reporting, which has required the devotion of substantial financial and personnel resources, is not complete. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability to comply by applicable deadlines.

Risks Associated With Doing Business In Greater China

         There are substantial risks associated with doing business in greater China, as set forth in the following risk factors.

         The establishment and expansion of international operations requires significant management attention. A substantial portion of our current, as well as any anticipated future revenues, are or are expected to be derived from Asia. Our international operations are subject to risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results:

      o legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;

      o     longer   customer   payment  cycles  and  greater   difficulties  in
            collecting accounts receivable;

      o uncertainties of laws and enforcement relating to the protection of intellectual property; and

      o     potentially uncertain or adverse tax consequences.

         Fluctuations in the value of the RMB relative to foreign currencies could affect our operating results. We have historically conducted transactions with customers, paid payroll and other costs of operations in Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our international operations.

         Our operations and assets in greater China are subject to significant political and economic uncertainties. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

         We may have limited legal recourse under Chinese law if disputes arise under contracts with third parties. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

         Compliance with the Foreign Corrupt Practices Act could adversely impact our competitive position; failure to comply could subject us to penalties and other adverse consequences. We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Description of Property

         We maintain our primary executive offices at Suite 2021, 20/F, Two Pacific Place, 88 Queensway, Hong Kong pursuant to an agreement with Simplex Capital Asia Limited. We pay Simplex Capital Asia Limited a monthly fee of $2,564 which is for general and administrative services including office space, utilities and secretarial support. The following sets forth the additional properties which are used by us in connection with the operation of our business:

                                                                                      Area in Sq.
                                            Address                 Expiry Date         Meters         Rental US$

Registered Office              Suite 2108, 21/F., Block C,        12/31/2005             151.53           $940
                               ZhongGuanCun Technology
                               Development Building, No. 34
                               ZhongGuanCun South Avenue,
                               HaiDian District, Beijing, P.R.
                               China

Beijing Representative Office  Suite 1802, Grand Pacific          10/13/2005             434.57         $5,776
                               Building, Phase C, No. 8A
                               Guanghua Road, Chao Yang
                               District, Beijing, P.R. China,
                               100026

Shanghai Representative        Suite 4B, Apollo Building, No.     4/7/2005                77.88         $1,051
Office                         1440 Middle Yanan Road, Jing An
                               District, Shanghai, P.R. China,
                               200040

ChengDu Representative Office  Suite B9,  10th Floor, Digital     6/30/2005               87.28           $578
                               Age Building, No. 1 South Renmin
                               Road, Chengdu, P. R. China,
                               610041

Guangzhou Representative       Suite 32I, Guangzhou               11/6/2004               74.69           $765
Office (upto December 2004)    International Trade Center, No.
                               1 West Linhe Road, Tian He
                               District, Guangzhou, P.R. China,
                               510620

Beijing Warehouse              Lot. West, No. 3 Warehouse,No.     7/31/2006              500.00         $1,386
                               10 Bai Zi Wan Road, Chao Yang
                               District, Beijing, P.R.China,
                               100022

Beijing Warehouse              Lot. East, No. 9 Warehouse, No.    7/31/2006              120.00           $333
                               10 Bai Zi Wan Road, Chao Yang
                               District, Beijing, P.R.China,
                               100022

         Based on our projections in this annual report, we believe that we may need to secure additional space in the future.

Item 3.  Legal Proceedings

         We have been named as a defendant in patent infringement suit filed by Panduit Corp. in connection with the its patent entitled "Angled Patch Panel With Cable Support Bar For Network Cable Racks". Panduit filed the complaint in the United States District Court for the Northern District of Illinois, Eastern Division on March 15, 2005. Panduit also names Leviton Manufacturing Company, Inc., The Siemon Company, Tyco Electronics Corporation, Molex, Inc. and AESP, Inc. as defendants in the case. Panduit seeks an injunction against use of the patent and damages to be determined by a jury. Panduit's claim is without merit and we do not expect it to adversely affect our business.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

      There had been a very limited and sporadic public trading market for our shares of common stock until October 26, 2004 so it is difficult to ascertain when our common stock qualified for listing on The Over the Counter Bulletin Board. Our common stock is currently listed under the symbol "GCPO". Prior to that time we were quoted on the Pink Sheets L.L.C. under the symbol "PAVS". During that time, no public market existed for our common stock or any of our other securities and therefore no pricing information for our prior two fiscal years is available. The table below sets forth, for the calendar quarters indicated, the high and low prices of our common stock as reported on the OTC Bulletin Board. The OTC market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

                                                     OTC Bulletin Board
                                                ----------------------------
                                                  High                Low
                                                --------            --------

               2003 First Quarter*                 -0-                -0-
               2003 Second Quarter*                -0-                -0-
               2003 Third Quarter*                 -0-                -0-
               2003 Fourth Quarter*                -0-                -0-

               2004 First Quarter*                 -0-                -0-
               2004 Second Quarter*                -0-                -0-
               2004 Third Quarter*                 -0-                -0-
               2004 Fourth Quarter                $2.25              $1.85

*For the year 2003 and the first, second and third quarters of 2004, price ranges are not listed because the earliest date our securities qualifi for listing was October 26, 2004.

Holders

         As of March 31, 2005, there were 189 holders of record of our common stock and 30 holders of record of our preferred stock.

Dividends

      We have not paid any dividends on our common stock to date and do not intend to pay dividends. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then Board of Directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

         In September 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders                                    Number of Shares
------------------------------------            ----------------
Jocelyn Encabo                                       900,000
Michelle Pulling                                     850,000
Gloriosa Ariza                                       800,000
Marcos Aquino                                        850,000
Angela C. Guerrero                                   800,000
Celia Lianza                                         870,000
Francesca Pabilona                                   900,000
Gertrudes Tam                                        880,000
Dragon Enterprises Ltd.                              750,000
Glenealy International Ltd.                          800,000
Oriental Holdings Ltd.                               850,000
Honory Trading Limited                               750,000

         Such  shares  were  issued in  September  2004 in  connection  with the transactions contemplated by the Exchange Agreement and Stock Purchase Agreement. The Investors received 10,000,000 shares of common stock of the Company for consideration of $2,000,000 pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals above were sold at an average purchase price of approximately $0.50 per share. In October 2004, we authorized a two-for-one stock split of our common stock, effectively lowering the purchase price to approximately $0.25 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained elsewhere in this annual report.

Forward Looking Statements

         The statements discussed in this annual report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of our products and the other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

Critical Accounting Policies

         The critical accounting policies are as follows:

         Revenue recognition - Sales of goods are recognized when goods are delivered and title of goods sold has passed to the purchaser. Revenue from license to technology right is generally recognized as deliveries are made or at the completion of contractual billing milestones.

         Income taxes- Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enabled at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

         Use of estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

         Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Business Overview

         We were incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. On July 7, 2004, we changed our name to General Components, Inc. Our predecessor was founded in 1998. We are engaged in the development, manufacture and marketing of broadband networking products and systems for the "last mile" broadband connectivity market. We currently offer a wide range of basic to high-end modular, upgradeable systems that enable end-users to send and receive high-speed data communications through the Internet Backbone Network. Our products include cables, patch cords, panels, adapters, converters, switches and wireless devices that are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. We also create POF cable technology and related networking equipment. We have filed patents in the United States and Asia on our proprietary POF technology. We believe we will need to raise additional funds through a private offering during the next 24 months in order to meet the expenditures required for operating our business.

Business Outlook

         Structured Cable and POF

         We have two areas of product development: structured cables and POF cables. We have an applied OEM business model to service customers in China and in other parts of the world. We anticipate that POF products will be one of the next generation networking mediums because of its higher bandwidth, lower cost and lack of magnetic interference, which may replace the copper wire cables. We are developing a manufacturing technology to engage in continuous mass production of POF cables, which are widely used in automotive industry (Europe and Japan), home electronics and potentially LANs. We have completed Phase 1 trial production of POF batch manufacturing. We anticipate continuing our Phase 2 development in 2005.

         VOIP

         In late 2004, we decided to enter the fast-growing enterprise VOIP market in China. In early 2005, we signed a reseller agreement with VocalData, Inc., a subsidiary of Tekelec, to become their only software distributor of enterprise VOIP products in China. With respect to hardware, we established OEM relationships with a number of Chinese VOIP equipment manufacturers. We anticipate that our involvement in the connectivity market and with distributors will help the future sales of VOIP products to enterprise users and system integrators. We expect that a reasonable portion of our 2005 revenue will be derived from VOIP product sales.

Results of Operations for the Years ended December 31, 2004 and 2003.

Revenues. Revenues were $1,714,457 for the year ended December 31, 2004, as compared to $8,029,472 for the same period in 2003. There was an unusual increase in revenue in 2003 attributable to sales of computer processors, memory chips and network components. We took advantage of the supply shortage in IT infrastructures and components in China, which created revenue growth in 2002. In 2004, our management focused on improving the gross margin by ceasing these sales, which had depressed cash flow.

Gross Margin. We improved our gross margin from 21% (2003) to 27% (2004). This increase is attributable to our OEM business in China and higher copper prices in 2004 which allowed us to sell old inventory to gain the extra margin.

Also, we established favorable relationships with distributors in South East Asia, Middle East and Eastern Europe. We anticipate steady growth for our structured cable products in these markets in 2005. With the growth of home networking and office networking in North America, we are planning to enter the North American market in 2005.

Gross profit was $465,106 in the year ended December 31, 2004, as compared to $1,651,663 for the same period in 2003, due to a decrease in revenue.

For the year ended December 31, 2004, operating loss was $1,495,534 and operating expenses were $1,960,640.

Net loss. Net loss was $1,907,601 for the year ended December 31, 2004, as compared to $26,172 for the same period in 2003. The increase in net loss is partly attributable to the continuing R&D expenses in installation and maintenance of POF production lines and the cost of public listing including legal fees, audit fees and D&O insurance.

For the year ended December 31, 2004, the net loss per share was $0.319.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,590,640 for the year ended December 31, 2004, as compared to $1,073,197 for the same period in 2003. The increase in selling, general and administrative expenses is attributable to professional fees on and after the share exchange, such as legal fees, audit fees, D&O insurance, salary of the our President, consulting fees and write-off of pre-merger shell company balance sheet items. In 2005, we anticipate that our selling, general and administrative expenses will increase as we increase our marketing efforts in China, Middle East, Russia and potentially North America.

Other expenses. Other expenses were $412,067 for the year ended December 31, 2004, as compared to $31,813 for the same period in 2003. The increase in other expenses is attributable to the reduction in collaborative arrangements during the year.

Research & development costs. Research & development costs were $370,000 for the year ended December 31, 2004, as compared to $572,825 for the same period in 2003. The decrease in research & development costs is attributable to the installation of the Phase 1 POF production line in China at the beginning of 2004. In 2005, we anticipate that R&D costs will increase because of VOIP enterprise product development and Phase 2 POF production line development.

Income Taxes

No provisions for taxes have been recorded for the year ended December 31, 2004, as we had no assessable taxes for the year.

Liquidity and Capital Resources

As of December 31, 2004, we had $1,037,292 of cash and cash equivalents and $1,327,333 of working capital as compared to $773,431 and $4,693, respectively, at December 31, 2003. The account receivables have been reduced from $1,622,330 in 2003 to $266,279 in 2004.

      We believe that we may not have sufficient cash and cash equivalents for the next twelve months of operations. We intend to raise additional funds in the form of equity and/or debt financing to fund expansion of our business and further development of our POF technology. In the event that we are not able to raise additional financing, we may face liquidity problems that may result in the reduction of our operations.

      Closing balance of cash and cash equivalents increased by 33%, from $773,431 in 2003 to $1,037,292 in 2004. Cash flows from operating activities decreased slightly, with a net outflow of $1,362,949 in 2004 compared to a net outflow of $1,418,658 in 2003. With respect to cash flows from investing activities, we have a net cash inflow of $1,594,316 in 2004 compared to cash inflow of $384,464 in 2003. This represents the net result of an advance to an associate of $400,000 and cash receipts from investors of $2,000,000 in 2004. Cash flows from financing activities improved from a net outflow of $10,807 in 2003 to a net cash inflow of $32,494 in 2004 as a result of repayment of bank loans and retirement of restricted cash in 2004.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

Item 7.  Financial Statements

         Please see the financial statements beginning on page F-1 located at the end of this annual report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, such officers have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures are effective.

         (b) Changes in internal control over financial reporting.

         During the year ended December 31, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

         While we believe our internal controls are adequate and that there are no material weaknesses, it should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

Item 8B. Other Information

         None.

                                   PART III.

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act.

Our current directors and executive officers are as follows:

Name                   Age        Title

Simon Mu               47         Chairman  and Chief  Executive  Officer of the
                                  Company

Bruce A. Cole          57         Vice Chairman,  Secretary and President of the
                                  Company

James K. Walker        69         Chief Scientist and Director of the Company

Junichi Goto           51         Director of the Company

Regis Kwong            42         Director of the Company

Peter Wang             50         Director of the Company

Jonathan Chan          33         Treasurer and Chief  Financial  Officer of the
                                  Company

Dr. Simon Mu, Chairman and CEO - Dr. Mu is a founder of the Company and has been Chairman of the Board of Directors and CEO since its inception in September 1998. Dr. Mu is also the CEO of China Mineral Acquisition Corporation, a U.S. publicly listed company . He is a Managing Director of Capital Bridge Investment Ltd., a Chinese company specializing in mergers, acquisitions and distressed debt financing in China, since August 2003. Since 1996, Dr. Mu has served as Chairman of the Board of Beijing Marrison World Business Information Systems Company, a computer systems integrator in China, in which Dr. Mu is also a majority shareholder. He was Vice-Chairman of Jinpan International Ltd., an AMEX listed company, between August 1997 to December 1999. From February 1995 to August 1998, Dr. Mu was President of Patron America Inc., a financial advisory company. From September 1993 to January 1995, he served as Vice President of Investment Banking for Salomon Brothers in Hong Kong. Prior to joining Salomon, he was an Assistant Professor at the Lyndon Johnson School, the University of Texas at Austin, from 1991 to 1993. Dr. Mu holds a Masters in Econometrics and a Ph.D. in Planning and Development Finance, both from the University of North Carolina at Chapel Hill. He has a B.S. degree in Urban Planning from Nanjing University.

Mr. Bruce A. Cole, Vice Chairman and President - Mr. Cole has been involved with the Company since its inception, and has served as a director of the Company since January 1999 and became Vice Chairman in December 2001. He is Vice Chairman of Morgan Stern Merchant Bank, with offices in Beijing, Hong Kong and the U.S. He is a managing member of Morgan Stern Realty Holdings, LLC, which owns commercial property in Texas. Mr. Cole is also Vice Chairman of Ramwell Industrial Limited, an engineering and equipment manufacturing company with offices in China and the U.S. From 1996 to 1999, Mr. Cole was the President and a member of the Board of Directors of National Information Group and its five subsidiaries, a publicly traded company in the U.S. with over 1,000 employees. In May 1999, National merged with First American Financial Corp., a NYSE listed company. From 1994 to 1996, Mr. Cole served as Executive Vice President and General Counsel at J.B. Oxford Holdings. He served as Special Counsel at Rubenstein & Perry from 1991-1994 where he managed assets of distressed companies and completed numerous corporate restructurings transactions involving the $2 billion conservation proceedings of Executive Life Insurance Company. Mr. Cole was the founding member and President of a San Francisco based law firm from 1981-1990. Mr. Cole has been active in business in China since 1985, first as a lawyer and then as a businessman. Mr. Cole has served on a number of corporate boards, both public and private. Mr. Cole earned a Bachelor of Arts degree from UCLA and a Juris Doctor degree from the University of San Francisco.

Dr. James K. Walker, Director - Dr. Walker was appointed to the board of directors in January 2005. Dr. Walker is the chairman of the boards of directors of Nanoptics, Inc. ("Nanoptics"), Maxxvision, LLC ("Maxxvision") and Digital Optronics Corporation ("Digital"). Nanoptics, which is controlled by Dr. Walker, is a high technology research and development company founded by Dr. Walker in 1987. Maxxvision and Digital were founded in 2000 and 2001 to commercialize specific products developed at Nanoptics. Dr. Walker was a Professor of Physics at the University of Florida from 1984 to 2000. From 1969 to 1984, Dr. Walker was a Department and Division Head at the world's largest atom smasher, the Fermi National Laboratory in Chicago, Illinois. Dr. Walker was an Associate Professor at Harvard University, Cambridge, Massachusetts from 1962 to 1969. He has also held visiting positions for periods of six months to two years at CERN, Geneva, Switzerland, The Rutherford laboratory, England, The Weizmann Institute, Israel and the Ecole Normale Superieure, Paris, France. He served on the Nobel Nominating Group for physics from 1991 to 1995 and was a John Simon Guggenheim Fellow for the year 1969. He has also served on Review Committees and Study Groups at the National Institutes of Health. Dr. Walker has published more than 100 professional articles on high energy physics, plastic fiber optical communications, medical sensors and radiology and is the author of more than 20 patents. Dr. Walker received his Ph.D. in physics from the University of Glasgow, Scotland.

Mr. Junichi Goto, Director - Mr. Goto has been a member of the Board of Directors since October 2004. He has been the chairman and chief executive officer of Go-To-Asia Investment Limited. Mr. Goto served as the president and chief executive officer of Softbank China Venture Investments Limited from July 1999 to June 2001. Prior to that, he worked in the finance industry for over 20 years, including serving as managing director and chief executive officer of Nomura China Venture Investments Limited from April 1996 to July 1999 and serving as managing director of China Investment Banking Department of Nomura International (Hong Kong) Limited from 1992 to 1996. Mr. Goto holds a Bachelor's degree in economics from the University of Tokyo.

Mr. Regis Kwong, Director - Mr. Kwong has been a member of the Board of Directors since October 2004. He has worked for several major U.S.-based global telecom services providers for over 18 years. During 1995 to 1997, he worked for GTE (now Verizon) China as head of operations. From 1997 to 1999, he served as Vice President and General Manager for its China operations. After leaving GTS, Mr. Kwong founded Terremark Asia to provide internet messaging and Internet Exchange services in China. Terremark was later listed on the AMEX. Since 2000, he has been the Managing Director for China Consolidated Investment Firm. Mr. Kwong holds a Bachelor and Master's degree in Computer Engineering from California Polytechnic University as well as an MBA from Rutgers University.

Mr. Peter Wang, Director - Mr. Wang has been a member of the Board of Directors since October 2004. He was Executive Vice President and Director of Unitech Telecom (now named UTStarcom, NASDAQ: UTSI) and co-founded US World Communications Group, Inc., United Medical Group, and World PCS, Inc. Mr. Wang also worked at AT&T Bell Labs and Racal-Milgo Information System on Network Evolution Planning. He was elected Deputy Chairman of the Association of Privately Owned High-tech Enterprises in China. Mr. Wang has a BS in Computer Science and a MS in Electrical Engineering from University of Illinois as well as an MBA in Marketing from Southeast-Nova University.

Mr. Jonathan Chan, Treasurer and Chief Financial Officer - Mr. Chan has served as Treasurer and Chief Financial Officer of the Company since November 2004. He is currently an Associate Director of Go-To-Asia Investment Limited. At Go-To-Asia, Mr. Chan is responsible for venture capital investment activities in the Greater China Region. Previously, he served as a manager in charge of venture capital investment for Softbank China Venture Investments Limited. Mr. Chan also has over 6 years of experience in accounting and corporate finance, he worked for Ernst & Young in Hong Kong where he was responsible for auditing, due diligence review, corporate valuations, corporate restructuring and initial public offerings of PRC enterprises. Mr. Chan holds a Bachelor of Commerce degree in Accounting and Computer Information System from the University of New South Wales, Australia. He is an associated member of the Hong Kong Institute of Certified Public Accountants (formerly known as the Hong Kong Society of Accountants) and a member of CPA Australia.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

         To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

         In March 2005, we adopted a Code of Ethics and Business Conduct and Insider Trading Policy ("Code") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of such Code is attached as Exhibit
14.1 to this annual report. A copy of the Code will be made available to any stockholder, free of charge, upon written request to us at Suite 2021, 20/F, Two Pacific Place, 88 Queensway, Hong Kong.

Board Committees and Designated Directors

         We have an Audit Committee  comprised of three  independent  directors:
Junichi Goto, Peter Wang and Regis Kwong. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an "audit committee financial expert," as such term is defined in the rules of the Securities and Exchange Commission. We are currently listed on the OTC Bulletin Board and are therefore not required to have a nominating committee or a compensation committee. We will evaluate establishing such committees in the future.

Item 10. Executive Compensation

         Certain executive officers have received cash compensation for services rendered on behalf of the Company. Compensation, including finders and consulting fees, paid by us to any of our existing stockholders, including our directors, or any of their respective affiliates, for services rendered for the year ended December 31, 2004 are listed below:


                                       Annual compensation
                       -----------------------------------------------------
   Name/Principal      Fiscal                                                   All other
      Position          Year      Salary ($)         Bonus ($)     Other ($)    Comp. ($)
------------------     ------     ----------         ---------     ---------    ---------

Simon Mu,               2004      $120,000             --             --            --
   Chairman and         2003       120,000             --             --            --
   CEO                  2002       120,000             --             --            --

Bruce Cole,             2004       $70,000             --            --             --
   Vice                 2003            -0-            --            --             --
   Chairman,            2002            -0-            --            --             --
   President
   and Secretary


         Additionally, our executive officers and/or their respective affiliates will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. During each of the last three fiscal years, none of our officers other than those listed above had salary and bonus greater than $100,000.

         Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2005 by:

      o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

      o     each of our officers and directors; and

      o     all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Names and Addresses                                            Amount and Nature
of Beneficial Owners                                     of Beneficial Ownership(1)(2)           Percent of Class
----------------------------------------------------     -----------------------------           ----------------
Simon Mu(3)                                                        21,599,272                         21.60%

Lotus Liberator Fund                                               10,579,240                         10.58%
Room 2703, 27/F, The Centrium
60 Wyndham Street
Central, Hong Kong

Dan Zheng Lee                                                       9,256,832                          9.26%
2 Hudson Court
Franklin Park, New Jersey 08823

Bruce Cole(3)                                                       6,171,216                          6.17%

China Enterprise Investments No. 12 Limited                         5,701,696                          5.70%
P.O. Box 309GT, Ugland House
South Church Street
Georgetown, Grand Cayman
Cayman Islands

Junichi Goto(3)                                                       617,120                          *

Jonathan Chan(3)                                                      493,696                          *

Regis Kwong(3)                                                        308,560                          *

Peter Wang(3)                                                         308,560                          *

James Walker(3)                                                        30,000                          *

All directors and executive officers as a group                    29,528,424                         29.5%
(7 persons)

-----------------------------------
* Less than one percent.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(2) Represents shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock held by such holders. Each share of Series A Preferred Stock is convertible into eight (8) shares of Common Stock and the Preferred Stock votes on an as-converted basis.

(3) Indicates a director and/or executive officer of the Company. The address of each such individuals is c/o General Components, Inc., Suite 2021, 20/F, Two Pacific Place, 88 Queensway, Hong Kong.

Item 12. Certain Relationships and Related Transactions

         During the year ended December 31, 2003 and 2004, we sold goods to Beijing Marrison World Business Information Company Limited for US$61,554 and US$217,136 respectively. Dr. Simon Mu, our Chairman and Chief Executive Officer, has a controlling interest in Beijing Marrison World Business Information Company Limited.

         During the year ended December 31, 2002, we purchased certain POF production equipment from Ramwell Industrial Limited at a price of US$5,000,000 for trading purposes, and a balance of US$2,450,000 remained outstanding at December 31, 2002. The production equipment valued at US$2,350,000 was sold to Nottingham International Limited ("NIL") for US$2,500,000. NIL holds a 40% equity interest in Nottingham. The remaining equipment valued at US$2,650,000 was sold to Nottingham for US$2,750,000. With respect to the equipment sold to Nottingham, 20% of the unrealized gain, amounting to US$20,000, was eliminated upon consolidation.

         The amount of US$500,000 due from NIL represents sales of machinery by us in 2002, which amount remained outstanding at December 31, 2003. The amount is interest-free, unsecured and without fixed terms of repayment. Prior to August 2003, Dr. Mu was a director of NIL.

         We paid consultancy service fees to Ramwell Industrial Limited beginning in September 2001 at a monthly rate of US$10,000 until April 2002, and US$20,000 was paid in May 2002 for the installation and engineering services of the POF production lines for Nottingham. The service contract period was extended and additional amounts of US$48,000 and US$70,000 were paid during the year ended 2002 and 2003, respectively. In addition, US$450,000 was paid in December 2003 and US$370,000 was paid in the year ended December 31, 2004 as compensation for services rendered in accordance with a contract signed in 2001 for future maintenance and engineering consulting services, including improving the POF production, reviewing the quality system and quality assurance system. Mr. Bruce Cole, a our Vice Chairman, President and Secretary, is a director of Ramwell Industrial Limited.

Item 13. Exhibits

         The following Exhibits are filed as part of this report.

         Exhibit No.           Description
         2.1                   Share Exchange Agreement by and between General Components, Inc., a Nevada corporation and General Components, Inc., a Cayman Islands corporation dated
                               September 24, 2004.(1)

         2.2                   Stock Purchase Agreement by and among General Components, Inc. and certain
                               Investors listed on Exhibit A thereto dated September 24, 2004.(1)
         2.3                   Agreement and Plan of Merger dated as of July 7, 2004 between Pro-Active
                               Solutions, Inc., a Nevada corporation ("Parent"), and General Components,
                               Inc., a Nevada corporation and a direct wholly-owned subsidiary of Parent.(2)
         3.1                   Certificate of Incorporation.(3)
         3.2                   Certificate of Designation of General Components, Inc.(1)
         3.3                   By-laws.(3)
         4.1                   Form of Common Stock Certificate.(3)
         10.1*+                Dr. Simon Mu Employment Letter
         14.1*                 Code of Ethics and Insider Trading Policy.
         16.1                  Letter from Kyle L. Tingle, CPA, LLC dated November 17, 2004 regarding change in certifying accountant.(4)
         31.1*                 Certification of Chief Executive Officer pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002.
         31.2*                 Certification of Chief Financial Officer pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002.
         32.1*                 Certification of Chief Executive Officer pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002.
         32.2*                 Certification of Chief Executive Officer pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002.

------------------------------
*  Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the Periodic Report filed on Form 8-K/A on January 20, 2005.

(2) Incorporated herein by reference to the Periodic Report filed on Form 8-K on July 8, 2004.

(3) Incorporated herein by reference to the General Form for Registration of Securities of Small Business Issuers filed on Form 10-SB January 9, 2002.

(4) Incorporated by reference herein to the Periodic Report filed on Form 8-K/A on November 22, 2004.

Item 14. Principal Accountant Fees and Services

         The firm of BDO McCabe Lo & Company acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

AUDIT FEES

         During the fiscal years ended December 31, 2003 and 2004, we have paid our principal accountant $34,282 and $138,846 for the services our principal accountant performed in connection with audit of financial statements.

AUDIT RELATED FEES

         During the fiscal years ended December 31, 2003 and 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

         During the fiscal years ended December 31, 2003 and 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

         During the fiscal years ended December 31, 2003 and 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

         Our audit committee together with the entire board of directors evaluates and approves in advance the scope and the cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            GENERAL COMPONENTS, INC.

                       Consolidated Financial Statements
                 For the years ended December 31, 2003 and 2004

                            GENERAL COMPONENTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F1

Consolidated Balance Sheets                                                 F2

Consolidated Statements of Operations                                       F3

Consolidated Statements of Stockholders' Equity                             F4

Consolidated Statements of Cash Flows                                       F5

Notes to Consolidated Financial Statements                                F6-F14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
GENERAL COMPONENTS, INC.

We have audited the accompanying consolidated balance sheets of GENERAL COMPONENTS, INC. and subsidiaries (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designed audit procedures that are circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting, Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GENERAL COMPONENTS, INC. as of December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                         BDO McCabe Lo & Company

Hong Kong, March 8, 2005

                            GENERAL COMPONENTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                2003          2004
                                                             ----------    ----------
                                                                 US$           US$
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     773,431     1,037,292
  Restricted cash                                               659,000            --
  Bills receivable                                               37,087            --
  Accounts receivable, net of provision
     for doubtful debts  (nil, US$896)                        1,622,330       266,279
  Inventories (note 3)                                          501,502       581,874
  Prepaid expenses and other current assets                      68,363       103,663
                                                             ----------    ----------
               Total current assets                           3,661,713     1,989,108
Property, plant and equipment-net (note 4)                      203,000       123,136
Investment in and advances to equity  investee (note 5)       1,452,578     1,497,518
Amounts due from an affiliate (note 11)                         500,000       500,000
Intangible assets (note 6)                                       40,271        26,771
                                                             ----------    ----------
               Total assets                                   5,857,562     4,136,533
                                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Short-term bank loans (note 7)                                626,506            --
  Accounts payable                                            1,565,087       191,709
  Accrued payroll and employee benefits                           8,971           472
  Customer deposits                                              17,857        13,590
  Other accrued liabilities (note 8)                            403,740       445,555
  Amount due to a director (note 11)                             24,410            --
  Convertible loans (note 10)                                 1,000,000            --
  Income taxes payable                                           10,449        10,449
                                                             ----------    ----------
               Total current liabilities                      3,657,020       661,775

Commitments and contingencies (note 12)

Stockholders' equity:
  Common stock, par value $0.001 per share;
    authorized 25,000,000 shares, shares issued and
    outstanding December 31, 2003 - 18,954,463 shares;
    December 31, 2004 - 20,000,000 shares                        18,954        20,000
  Series A preferred stock, par value $0.001 per share;
    authorized 10,000,000 shares, shares issued and
    outstanding December 31, 2003 - nil;
    December 31, 2004 - 10,000,000 shares                            --        10,000
Additional paid in capital                                    4,564,593     7,735,364
Accumulated losses                                           (2,383,005)   (4,290,606)
                                                             ----------    ----------
               Total stockholders' equity                     2,200,542     3,474,758
                                                             ----------    ----------
               Total liabilities and stockholders' equity     5,857,562     4,136,533
                                                             ==========    ==========

          See accompanying notes to consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         2003           2004
                                                      ----------     ----------
                                                          US$           US$

Net sales                                              8,029,472      1,714,457

Cost of sales                                         (6,377,809)    (1,249,351)

                                                      ----------     ----------
Gross profit                                           1,651,663        465,106

Selling, general and administrative expenses          (1,073,197)    (1,590,640)
Research and development costs                          (572,825)      (370,000)

                                                      ----------     ----------
Operating losses                                           5,641     (1,495,534)

Other income (expenses)

    Sales of machineries                                  90,738             --
    Cost of sales of machineries                         (74,730)            --
    Interest expenses                                   (103,727)       (43,743)
    Interest income                                       12,384          4,510
    Share of gains (losses) of equity investee            39,108       (355,060)
    Others, net                                            4,414        (17,774)

                                                      ----------     ----------
Total other income (expenses), net                       (31,813)      (412,067)
                                                      ----------     ----------
Loss before income taxes                                 (26,172)    (1,907,601)

Income taxes (note 9)                                         --             --

                                                      ----------     ----------
Net loss                                                 (26,172)    (1,907,601)
                                                      ==========     ==========

Net loss per share
- basic and diluted                                       (0.007)        (0.319)
                                                      ==========     ==========

Weighted average common stock outstanding
- basic and diluted                                    3,954,463      5,988,607
                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                                                                    GENERAL COMPONENTS, INC.

                                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         Common stock        Series A preferred stock
                                -------------------------------------------------------  Additional                       Stock-
                                  Shares                         Shares                    paid-in       Accumulated      holders'
                                outstanding      Amount       outstanding     Amount       capital         losses          equity
                                ---------------------------------------------------------------------------------------------------
                                                   US$                          US$          US$             US$            US$
Balance at December 31, 2002     18,954,463         18,954             --            --     4,564,593     (2,356,833)     2,226,714

Net loss                                 --             --             --            --            --        (26,172)       (26,172)

                                ---------------------------------------------------------------------------------------------------
Balance at December 31, 2003     18,954,463         18,954             --            --     4,564,593     (2,383,005)     2,200,542

Conversion of convertible loans
   and accrued interests in
   connection with reverse
   merger                         1,045,537          1,046             --            --     1,184,905             --      1,185,951

Shares created in reverse
   merger                         5,000,000          5,000             --            --        (9,134)            --         (4,134)

Conversion of common stock to
   series A preferred stock     (20,000,000)       (20,000)    10,000,000        10,000        10,000             --             --

Issuance of shares for a 2 for
   1 stock dividend               5,000,000          5,000             --            --        (5,000)            --             --

Issuance of shares               10,000,000         10,000             --            --     1,990,000             --      2,000,000

Net loss                                 --             --             --            --            --     (1,907,601)    (1,907,601)

                                ---------------------------------------------------------------------------------------------------
Balance at December 31, 2004     20,000,000         20,000     10,000,000        10,000     7,735,364     (4,290,606)     3,474,758
                                ===================================================================================================

          See accompanying notes to consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     2003          2004
                                                                 ----------    ----------
                                                                     US$           US$
Cash flows from operating activities
  Net loss                                                          (26,172)   (1,907,601)
  Adjustment to reconcile net loss to net cash used
     in operating activities:
  Depreciation and amortization                                      80,866        76,518
  Loss on disposal of property, plant and equipment                     386        22,530
  Unrealized gain from sales of machineries to equity investee        4,000            --
  Adjustment to reverse effect of write-up
   of technology rights                                            (154,940)     (154,940)
  Share of loss of an equity investee                               115,832       510,000
  Changes in operating assets and liabilities:
     Accounts receivable                                           (205,629)    1,356,051
     Bills receivable                                               (37,087)       37,087
     Inventories                                                     56,174       (80,372)
     Prepaid expenses and other current assets                      108,679       (35,301)
     Accounts payable                                             1,013,509    (1,373,377)
     Accrued payroll and employee benefits                              323        (8,499)
     Customer deposits                                              (27,394)       (4,266)
     Other accrued liabilities                                      110,168       223,631
     Amounts due to a director                                           --       (24,410)
     Amounts due to an affiliate                                 (2,457,373)           --
                                                                 ----------    ----------
Net cash used in operating activities                            (1,418,658)   (1,362,949)
                                                                 ----------    ----------

Cash flows from investing activities
  Purchase of property, plant and equipment                          (6,254)       (5,744)
  Proceeds from sale of property, plant and equipment                   718            60

  Additional contribution in capital                                     --     2,000,000
  Cash advance to an equity investee                                     --      (400,000)
  Payment to an equity investee                                          --      (614,458)
  Loan from an equity investee                                      390,000       614,458
                                                                 ----------    ----------
Net cash from investing activities                                  384,464     1,594,316
                                                                 ----------    ----------

Cash flows from financing activities
  Proceeds from bank loans                                          530,120            --
  Repayment of bank loans                                          (481,927)     (626,506)

   (Increase) decrease in restricted cash                           (59,000)      659,000
                                                                 ----------    ----------
Net cash from (used in) financing activities                        (10,807)       32,494
                                                                 ----------    ----------

Net increase (decrease) in cash and cash equivalents             (1,045,001)      263,861
Cash and cash equivalents, beginning of period                    1,818,432       773,431
                                                                 ----------    ----------
Cash and cash equivalents, end of period                            773,431     1,037,292
                                                                 ==========    ==========

Supplementary  disclosures of cash flow  information:
  Cash paid during the year for:
    Interest                                                        103,727        43,743
    Income taxes                                                         --            --
                                                                 ==========    ==========

Supplementary disclosures of significant non-cash transaction:

    Conversion of convertible loans and accrued loan interest
      in connection with reverse merger                                  --     1,185,951
    Shares created in reverse merger                                     --        (4,134)
    Conversion of common stock to series A preferred stock in
      connection with reverse merger                                     --        10,000
    Issuance of shares for a 2 for 1 stock dividend                      --         5,000
                                                                 ==========    ==========

          See accompanying notes to consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

1. Organization and Basis of Financial Statements

         General Components, Inc. (the "Company" or "GCI"). was organized under the laws of the State of Nevada corporation on January 14, 2000, under the name of Pro-Active Solutions, Inc. ("Pro-Active"). On July 7, 2004, Pro-Active changed its name to General Components, Inc., which had only limited operations and had been a development stage company.

         On September 24, 2004, General GCI and the Shareholders group of General Components, Inc., ("GCI-Cayman"), a Cayman Islands corporation, (collectively, "Shareholders") closed the transactions contemplated by the share exchange agreement (the "Share Exchange Agreement") of September 24, 2004. Pursuant to the Share Exchange Agreement, Shareholders have agreed to transfer to GCI and GCI has agreed to acquire from the Shareholders all of the shares, which shares constitute 100% of the outstanding capital stock of GCI-Cayman, in exchange for 20 million shares of GCI's common stock to be issued on the closing date, which shares shall constitute 80% of the issued and outstanding shares of GCI's common stock immediately after the closing of the transactions. This share exchange transaction resulted in those Shareholders obtaining a majority voting interest in GCI. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of GCI. The financial year end date of GCI has been changed from May 31 to December 31 effective from the financial year ended December 31, 2004.

         In September 2004, a stock purchase agreement (the "Stock Purchase Agreement") was signed between GCI and a purchaser (the "Purchaser"). Pursuant to the Stock Purchase Agreement, the Purchaser agreed to purchase 20% shares of the outstanding common stock of GCI, subsequent to any shares changes arising from the Share Exchange Agreement as well as the Stock Purchase Agreement, for consideration of US$2 million.

         The principal activity of the Company and its subsidiaries is to provide broadband technology for the "Last Mile" market. The Company's products are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. The Company has also developed plastic optical fiber ("POF") cable technology and related networking equipment. The Company has filed patents in the USA and Asia on its proprietary POF technology, related manufacturing process and production machinery. The Company currently offers a wide range of entry-level to high-end modular, upgradeable systems in the last mile broadband connectivity market. It also licenses its POF technology and manufacturing process to and procures the production machinery for selected partner customers.

2. Summary of Significant Accounting Policies

         Principles of consolidation-The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of all subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.

         Intangible assets- Patents are measured initially at cost and amortized in a straight-line basis over their estimated useful lives, which is on average five years.

         Cash and cash equivalents-Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

         Inventories-Inventories are stated at the lower of cost or market. Cost, which comprises direct materials and other direct costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average method.

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

2. Summary of Significant Accounting Policies - Continued

         Property, plant and equipment-Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Furniture, fixtures and equipment                            5 - 7 years
Motor vehicles                                               5 years
Leasehold improvements                                       Over the lease term

         Valuation of long-lived assets-The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

         Revenue recognition-Sales of goods are recognized when goods are delivered and title of goods sold has passed to the purchaser. Revenue from license to technology right is generally recognized as deliveries are made or at the completion of contractual billing milestones.

         Comprehensive income-The comprehensive income of The Company for the years ended December 31, 2003 and 2004 was represented by the net income of the respective periods.

         Income taxes-Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enabled at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

         Foreign currency translation-The Company's financial statements and underlying records are prepared and maintained in United States Dollars ("US$"). Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date. Non-monetary assets and liabilities are stated at historical rates. All exchange differences are dealt with in the income statement.

         On consolidation, the financial statements of subsidiaries are translated from Hong Kong dollars and Renminbi, being the functional currencies of all of the Company's subsidiaries, into US$ in accordance with SFAS No. 52, "Foreign Currency Translation". Accordingly all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years. The exchange rate between the Hong Kong dollar/ Renminbi and the US$ and used for the years ended December 31, 2003 and 2004 were HK$7.80 to US$1.00 and RMB8.3 to US$1.00, respectively.

         Post-retirement  and  post-employment   benefits-The  Company  and  its
subsidiaries contribute to a state pension scheme in respect of its PRC employees and a mandatory provident fund scheme in respect of its Hong Kong employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

         Net loss per share- Basic net loss per share calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In computing the dilutive net income per share, the average share price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock.

         The Company has not included the Series A preferred stock as common stock equivalents because the effect would be anti-dilutive. The number of dilutive common stocks that would be added to the weighted average common stock outstanding if their effect was not anti-dilutive is 80,000,000 for the year ended December 31, 2004.

         Use of estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent changes in accounting standards - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective from the beginning of the first interim or annual reporting period after June 15, 2005 (the quarter ended September 30, 2005 for the Company) and applies to all outstanding and unvested share-based payment awards at a company's adoption date. The Company is currently assessing the impact of this statement on the Company's consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

2. Summary of Significant Accounting Policies - Continued

         In November 2004, the Financial Accounting Statements Board (FASB) issued SFAS Statement No. 151, "Inventory Costs," an amendment of the Accounting Research Bulletin (ARB) No. 43, Chapter 4. Under FASB Statement No. 151, all abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidation financial statements, results of operations, or cash flows.

         In October 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004, which provides a tax deduction of up to nine percent (when fully phased in) of the lesser of (a) "qualified production activities income" or taxable income (after the deduction for the utilization of any net operating loss carry forwards). The adoption of this pronouncement is not expected to have a material impact on the Company's consolidation financial statements, results of operations, or cash flows.

         In November 2003, the EITF issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128," which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidation financial statements, results of operations, or cash flows.

3. Inventories

Inventories by major categories are summarized as follows:

                                                            2003          2004
                                                            US$           US$

Merchandises                                               501,502      581,874
                                                        ==========   ==========

4. Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                            2003          2004
                                                            US$           US$
At cost:

Furniture, fixtures and equipment                          265,445      265,367
Motor vehicles                                              93,860       54,959
Leasehold improvements                                      18,776       18,776
                                                        ----------   ----------
Total                                                      378,081      339,102

Less: accumulated depreciation                             175,081      215,966
                                                        ----------   ----------
Net book value                                             203,000      123,136
                                                        ==========   ==========

5. Investment In and Advances To Equity Investee

                                                            2003          2004
                                                            US$           US$
Investment cost                                                 --           --
Amount due from an equity investee                       1,360,000    1,760,000
Elimination of profits and share of profit (losses)         92,578     (262,482)
                                                        ----------   ----------
                                                         1,452,578    1,497,518
                                                        ==========   ==========

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

5. Investment In and Advances To Equity Investee -Continued

         The Company holds a 20% equity interest in Nottingham Optical Technology Limited ("Nottingham"), a Sino-foreign joint venture established in the PRC for the purpose of production of POF products. The consideration for the equity interest was satisfied by means of a transfer of license to technology right - at a recognized capital contribution value of US$1,549,398. Since the technology right represents self-generated development costs, it has been expensed as incurred in the Company's financial statements. Accordingly, the investment cost of the Company for the establishment of Nottingham was assigned with a zero value. The joint venture agreement specifies that the Company is responsible for establishing the POF production line. The Company has employed Ramwell Industrial Limited to set up the production line. Refer to note 11 - Related Party Transactions for details.

         Nottingham has not recorded any sales as of December 31, 2004.

         The amount due from an equity investee is unsecured, interest free and with no fixed repayment terms.

6. Intangible Assets

                                                            2003          2004
Patents:                                                    US$           US$

At cost                                                      67,373       67,373
Less: accumulated amortization                               27,102       40,602
                                                         ----------   ----------
Net book value                                               40,271       26,771
                                                         ==========   ==========


7.  Short-Term Bank Loans

                                                            2003          2004
                                                            US$           US$

Bank loans repayable within one year                        626,506           --
                                                         ==========   ==========

Fixed deposit placed with bank                              659,000           --
                                                         ==========   ==========

         The average per annum interest rates paid for the year ended December 31, 2003 was 5.21%.

8. Other Accrued Liabilities

         Other accrued liabilities consist of the following:

                                                            2003          2004
                                                            US$           US$

Value added tax payable                                    171,548       218,563
Accrued expenses                                           232,192       153,638
Overpayment from trade debtors                                  --        54,820
Others                                                          --        18,534
                                                        ----------    ----------
                                                           403,740       445,555
                                                        ==========    ==========

9. Income Taxes

         United States

         General Components, Inc. and General Components, Inc. (New Jersey), a wholly owned subsidiary of the Company, are incorporated in the United States of America and are subject to United States of America tax law. No provision for income taxes has been made as they have no taxable income for the year. The applicable federal income tax rate for both of the years ended December 31, 2003 and 2004 is 34%.

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

9. Income Taxes - Continued

         Cayman Islands

         GCI-Cayman, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.


         People's Republic of China

         General Components, Inc. (Beijing), a wholly owned subsidiary of the Company, is incorporated in the People's Republic of China ("PRC"). According to relevant PRC tax regulations, High and New Technology Enterprises operating within a New Technology Development Zone are entitled to a reduced Enterprise Income Tax ("EIT") rate of 15%. The subsidiary is recognised as a High and New Technology Enterprise and accordingly is subject to EIT of 15%. Under the same incentive scheme, the subsidiary is entitled to a full exemption from EIT for each of the years ended December 31, 2000, 2001 and 2002. The subsidiary is further entitled to 50% reduction for EIT for 3 years from January 1, 2003 to December 31, 2005. No provision for EIT has been made as the subsidiary has incurred a loss for the years ended December 31, 2003 and 2004.

         Hong Kong

         General Components Limited, a wholly owned subsidiary of the Company, is incorporated in Hong Kong and is subject to Hong Kong profits tax law. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for profits tax has been made as the subsidiary has no taxable income for the years ended December 31, 2003 and 2004. The applicable statutory tax rate both years are 17.5%.

         As a result, for the years ended December 31, 2003 and 2004, there is no provision for income taxes for the Company on a consolidated basis.

         A reconciliation between the provision for income taxes computed by applying the statutory tax rate in the PRC, the tax jurisdiction in which the principal subsidiary of the Company is located, to income before income taxes and the actual provision for income taxes is as follows:

                                                                    2003         2004
                                                                    US$          US$
Tax calculated at PRC subsidiary domestic statutory rate of 33%     (8,637)   (629,508)
Effect of different tax rates in various jurisdictions            (158,559)    306,204
Tax holidays and concessions                                       101,151      60,971
Tax effect of expenses not deductible for tax purpose                  146         599
Tax effect of revenue not subject to tax                           (52,234)    (52,238)
Increase/(decrease) in valuation allowances                         78,588     138,523
Tax effect of share of unused tax losses of an equity investee      38,225     168,300
Others                                                               1,320       7,149
                                                                  --------    --------
                                                                        --           --
                                                                  ========    ========


         The amount of unrecognized deferred tax assets is as follows:

                                                                     2003         2004
                                                                     US$          US$
Future benefit of tax losses                                       294,056     443,886
Depreciation on property, plant and equipment
   in excess of related tax allowances                               4,295       4,192
Temporary differences in recognition of sales                      (75,641)    (90,370)
Temporary differences in recognition of cost of sales               14,490      24,159
Temporary  differences  in  treatment  of  development              29,136      24,559
costs
Change in tax rate of a subsidiary                                   1,632          --
Others                                                              (8,051)     (7,986)
                                                                  --------    --------
Net deferred tax assets                                            259,917     398,440
Valuation allowance for net deferred tax assets                   (259,917)   (398,440)
                                                                  --------    --------
Net deferred tax assets                                                 --          --
                                                                  ========    ========

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

10. Convertible Loans

         As at December 31, 2003 and 2004, convertible loans outstanding in the accounts of GCI-Cayman are as follows:

                                               December 31, 2003          December 31, 2004
                                           -------------------------- ---------------------------
                                                     Annual                      Annual
                                                     Interest                    Interest

                                            Due Date  Rate   Balance   Due Date   Rate   Balance
                                                               US$                       US$
China Enterprise Investments
   No. 12  Limited (formerly known as
   Softbank China Venture  Investments     Apr 27,
   (No.12) Limited ) ("China                 2004      8%    500,000     --      --      --
   Enterprise")

Japan-China Investment No. 2 Limited       Oct 9,
    ("Japan-China")                           2004     8%    500,000     --      --      --
                                                           ---------

                                                           1,000,000
                                                           =========

         Under the agreements of above loans, the lenders have the right to convert the outstanding balance prior to the due date into Preferred A shares of GCI-Cayman as and when there are other investors subscribing for shares in GCI-Cayman for an aggregate amount of at least US$3,000,000 and US$1,000,000 for the loan due to China Enterprise and Japan-China, respectively. The number of shares to be converted by the lenders shall be based on the lowest valuation of shares subscribed by other investors on or before the conversion date. In the event that no other investor subscribes for shares in GCI-Cayman prior to the due date, China Enterprise shall have the right to elect to subscribe for fully paid shares on the basis of a valuation of $19,500,000 on the due date. As for Japan-China, in all other cases, the number of shares to be converted shall be subscribed for on the basis of US$1.75 per share.

         During the year ended December 31, 2004, supplementary agreements have been signed between GCI-Cayman and the lenders. According to the supplementary agreements, in the event of listing of the borrower, the loan and accrued interest would be converted into common shares of GCI-Cayman on the basis of US$1.75 per common share. Both China Enterprise and Japan-China have exercised their rights in accordance with the supplementary agreements. All convertible loans together with the accrued loan interest of US$185,951 have been converted into common shares at US$1.75 per share.

11.  Related Party Transactions

         During the year ended December 31, 2003 and 2004, The Company sold goods to Beijing Marrison World Business Information Company Limited for US$61,554 and US$217,136 respectively. Mr. Simon Mu, director of the Company, has a controlling interest in Beijing Marrison World Business Information Company Limited.

         During the year ended December 31, 2002, the Company purchased certain POF production equipment from Ramwell Industrial Limited at a price of US$5,000,000 for trading purpose, which was partly settled and an amount of US$2,450,000 remained outstanding at December 31, 2002. Part of the production equipment with cost of US$2,350,000 were sold to Nottingham International Limited ("NIL") for US$2,500,000. NIL holds a 40% equity interest in Nottingham. The remaining equipment with cost of US$2,650,000 were sold to Nottingham at US$2,750,000. For the equipment sold to Nottingham, 20% of unrealized gain amounting to US$20,000 has been eliminated on consolidation.

         The amount of US$500,000 due from NIL represents sales of machineries by the Company in 2002 which amount remains outstanding at December 31, 2003 and 2004. The amount is interest-free, unsecured and without fixed terms of repayment. Prior to August 2003, Mr. Simon Mu was a director of NIL.

         In November 2002, the Company licensed the rights to use the POF technology to Nottingham in exchange for a 20% equity interest in Nottingham with an ascribed capital amount of US$1,549,398. No value for this investment is recorded in the balance sheet.

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

11. Related Party Transactions - Continued

         During the year ended December 31, 2003, the Company sold a set of plant and equipment to Nottingham at a consideration of US$94,738. An unrealized gain of US$4,000 from the sale of plant and equipment has been eliminated on consolidation.

         The Company paid consultancy service fees to Ramwell Industrial Limited starting from September 2001 at a monthly payment of US$10,000 till April 2002, and a sum of US$20,000 was paid in May 2002 for the provision of installation and engineering services of the POF production lines for Nottingham. The service contract period was extended and additional amounts of US$48,000 and US$70,000 were paid during the year ended 2002 and 2003, respectively, owing to the extension of installation and engineering work of the POF production lines, including utilizing the best design and manufacturing process, setting up the quality system and quality assurance system, recruiting and training up the key technical personnel, preparing full set of technical documents and operating manuals, and so on. In addition, a sum of US$450,000 was paid in December 2003 and a sum of US$370,000 was paid in the year ended December 31, 2004 as compensation for services in accordance with the contract signed in 2001 for future maintenance and engineering consulting services, including improving the POF production, reviewing the quality system and quality assurance system and so on. Mr. Bruce Cole, a director of the Company, is a director of Ramwell Industrial Limited.

         The amount due to a director is unsecured, interest free and with no fixed repayment terms.

12. Commitments and Contingencies

         The Company leases premises under various operating leases, certain of which contain escalation clauses. Rental expenses under operating leases included in the statement of income were US$115,202 and US$122,189 for the years ended December 31, 2003 and 2004, respectively.

         The Company was obligated under operating leases requiring minimum rentals as follows:

                                                                           2004
Years ending December 31                                                     US$
2005                                                                      99,596
2006                                                                      12,060
                                                                         -------
Total minimum lease payments                                             111,656
                                                                         =======

         There are no other material commitments and contingencies as of December 31, 2004.

13. Stockholders' Equity

         Common stock

         In September 2004, in connection with the reverse merger, the Company converted the convertible loans and accrued interests of GCI-Cayman into 1,045,537 common stock of the Company.

         In September 2004, there were 5,000,000 shares of common stock created in reverse merger.

         In November 2004, the Company converted 20,000,000 shares of common stock into 10,000,000 shares of series A preferred stock.

         In November 2004, the Company issued 5,000,000 shares of common stock for completion of a 2 for 1 stock dividend.

         In November 2004, the Company issued 10,000,000 shares of common stock in a consideration of US$2,000,000.

         Series A preferred stock

         As mentioned in common stock, the Company converted 20,000,000 shares of common stocks into 10,000,000 shares of series A preferred stock in November 2004.

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

14. Employee Benefits

         The Company contributes to a state pension scheme run by the Chinese government in respect of its employees in China. The expense related to this plan, which is calculated at a range of 12%-22.5% of the average monthly salary, was US$9,321 and US$18,195 for the years ended December 31, 2003 and 2004, respectively.

         According to the Mandatory Provident Fund ("MPF") legislation regulated by the Mandatory Provident Fund Schemes Authority in Hong Kong, with effect from December 1, 2000, The Company is required to participate in a MPF scheme operated by approved trustees in Hong Kong and to make contributions for its eligible employees. The contributions borne by The Company are calculated at 5% of the salaries and wages (monthly contribution is limited to 5% of HK$20,000 for each eligible employee) as calculated under the MPF legislation. The expense related to the MPF in the years ended December 31, 2003 and 2004 amounted to US$2,410 and US$2,578, respectively.

15. Operating Risk

         Interest rate risk- The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 7 and 10. Other financial assets and liabilities do not have material interest rate risk.

         Credit risk- The Company is exposed to credit risk from its cash at bank and fixed deposits and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

         The Company is not exposed to any significant concentration of credit risk because its exposure is spread over several financial institutions and a number of customers. The maximum amount of credit risk which the Group is exposed to at the balance sheet date is represented by the carrying amounts of the Company's financial assets.

         Foreign currency risk- Most of the transactions of the Company were settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company would not have significant foreign currency risk exposure.

         Fair value risk -The carrying amounts of the following financial assets and financial liabilities approximate to their fair value, cash and bank balances, fixed deposits, interest in associate, accounts and bills receivable, prepayment, deposits and other receivables, accounts payable, borrowings, accrued liabilities and customer advances. Information on the interest rate exposure of the borrowings is included in Note 7 and 10.

         Country risk- The Company has significant investments in China. The operating results of the Company may be adversely affected by changes in the political and social conditions in China, and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

16.  Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable are reasonable estimates of their fair values. All the financial instruments are for trade purposes.

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

17. Segment Information

         The Company's sales by geographic destination are as follows:

                                                         2003            2004
                                                         US$             US$

PRC, other than Hong Kong                              878,567         1,564,765
Hong Kong                                            7,046,000                --
Others                                                 104,905           149,692
                                                     ---------         ---------
Total net sales                                      8,029,472         1,714,457
                                                     =========         =========

         The location of the Company's identifiable assets are as follows:

                                                         2003            2004
                                                         US$             US$

PRC, other than Hong Kong                            3,207,915         2,704,385
Hong Kong                                            2,580,212         1,350,600
USA                                                     29,164            54,777
Intangible assets                                       40,271            26,771
                                                     ---------         ---------
Total identifiable assets                            5,857,562         4,136,533
                                                     =========         =========

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2005.

                                        GENERAL COMPONENTS, INC.

                                        By:/s/ Bruce Cole
                                        ----------------------------------------
                                        Bruce Cole
                                        President  (Principal Executive Officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                         Title                              Date

/s/ Simon Mu                            Chairman of the Board of Directors and Chief   April 14, 2005
----------------------                  Executive Officer
Simon Mu

/s/ Bruce Cole                          Vice Chairman of the Board of Directors,       April 14, 2005
----------------------                  President and Secretary
Bruce Cole

 /s/ Jonathan Chan                      Chief Financial Officer                        April 14, 2005
----------------------
Jonathan Chan

/s/ James Walker                        Chief Scientist and Director                   April 14, 2005
----------------------
James Walker

/s/ Junichi Goto                        Director                                       April 14, 2005
----------------------
Junichi Goto

/s/ Regis Kwong                         Director                                       April 14, 2005
----------------------
Regis Kwong

/s/ Peter Wang                          Director                                       April 14, 2005
----------------------
Peter Wang
