Form 10QSB
period 2005-03-31
GENERAL COMPONENTS, INC.
filed 2005-05-20
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission file number: 000-33483

                            General Components, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                     88-0496645
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

                       Suite 2021, 20F, Two Pacific Place
                                  88 Queensway
                                    Hong Kong
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  852-2167-8298
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, including area code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

      As of May 20, 2005, there were 20,030,000 shares of the issuer's common stock, par value $0.001 per share, outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS
                                      Page


PART I.           FINANCIAL INFORMATION........................................1

         Item 1.  Condensed Consolidated Financial Statements..................1

         Item 2.  Management's Discussion and Analysis or Plan of Operation....2

         Item 3.  Controls and Procedures......................................5

PART II.          OTHER INFORMATION............................................7

         Item 1.  Legal Proceedings............................................7

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..7

         Item 3.  Defaults Upon Senior Securities..............................7

         Item 4.  Submission of Matters to a Vote of Security Holders..........7

         Item 5.  Other Information............................................7

         Item 6.  Exhibits and Reports on Form 8-K.............................7

                                    PART I.
                              FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                            GENERAL COMPONENTS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets                                         F1
Condensed Consolidated Statements of Operations                               F2
Condensed Consolidated Statements of Stockholders' Equity                     F3
Condensed Consolidated Statements of Cash Flows                               F4
Notes to Condensed Consolidated Financial Statements                          F5

                            GENERAL COMPONENTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                       March 31        December 31
                                                                                          2005              2004
                                                                                        ---------        ---------
                                                                                       (unaudited)
                                                                                           US$              US$
                                     ASSETS
Current assets:
Cash and cash equivalents                                                                 585,495        1,037,292
Accounts receivable, net of provision
   for doubtful accounts  (US$896, US$896)                                                265,380          266,279
Inventories                                                                               617,239          581,874
Prepaid expenses and other current assets                                                 135,683          103,663
                                                                                        ---------        ---------
           Total current assets                                                         1,603,797        1,989,108
Property, plant and equipment                                                             123,651          123,136
Investment in and advances to equity investee                                           1,536,285        1,497,518
Amount due from an affiliate                                                              500,000          500,000
Intangible assets                                                                          23,396           26,771
                                                                                        ---------        ---------
           Total assets                                                                 3,787,129        4,136,533
                                                                                        =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                      200,350          191,709
    Accrued payroll and employee benefits                                                     472              472
    Customer deposits                                                                      22,228           13,590
    Other accrued liabilities                                                             388,620          445,555
    Income taxes payable                                                                   10,449           10,449
                                                                                        ---------        ---------
           Total current liabilities                                                      622,119          661,775

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $0.001 per share;
      authorized 25,000,000 shares, shares issued and
      outstanding March 31, 2005 - 20,030,000 shares;
      December 31, 2004 - 20,000,000 shares                                                20,030           20,000
    Series A preferred stock, par value $0.001 per share;
      authorized 10,000,000 shares, shares issued and
      outstanding March 31, 2005 - 10,000,000 shares;
      December 31, 2004 - 10,000,000 shares                                                10,000           10,000
    Additional paid in capital                                                          7,802,834        7,735,364
                                                                                        ---------        ---------
    Accumulated losses                                                                 (4,667,854)      (4,290,606)
                                                                                        ---------        ---------
           Total stockholders' equity                                                   3,165,010        3,474,758
                                                                                        ---------        ---------
           Total liabilities and stockholders' equity                                   3,787,129        4,136,533
                                                                                        =========        =========

     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three months ended
                                                            March 31
                                                    ---------------------------
                                                        2005            2004
                                                    -----------     -----------
                                                     (unaudited)     (unaudited)
                                                         US$              US$

Net sales                                               315,456         382,809

Cost of sales                                          (231,527)       (273,143)
                                                    -----------     -----------
Gross profit                                             83,929         109,666

Selling, general and administrative expenses           (399,206)       (299,614)
Research and development costs                               --        (370,000)
                                                    -----------     -----------
Operating losses                                       (315,277)       (559,948)

Other income (expenses)
    Interest expenses                                        --         (23,009)
    Interest income                                         271           3,301
    Share of losses of equity investee                  (61,265)        (38,765)
    Others, net                                            (977)         (1,322)
                                                    -----------     -----------
Total other expenses, net                               (61,971)        (59,795)
                                                    -----------     -----------
Loss before income taxes                               (377,248)       (619,743)

Income taxes                                                 --              --
                                                    -----------     -----------
Net loss                                               (377,248)       (619,743)
                                                    ===========     ===========
Net loss per share
   - basic and diluted                                   (0.019)         (0.157)
                                                    ===========     ===========
Weighted average common stock outstanding
   - basic and diluted                               20,024,333       3,954,463
                                                    ===========     ===========
     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                        Common stock          Series A preferred stock
                                   ---------------------      ------------------------
                                                                                            Additional                Stock-
                                      Shares                    Shares                      paid-in     Accumulated   holders'
                                    outstanding   Amount      outstanding        Amount      capital       Losses      equity
                                    -----------   ------      -----------        ------     ---------    ----------   ---------
                                                   US$                            US$          US$          US$          US$
Balance at December 31, 2004        20,000,000    20,000      10,000,000         10,000     7,735,364    (4,290,606)  3,474,758
Issuance of common stock to
   a director                           30,000        30              --             --        67,470            --     67,500
Net loss                                    --        --              --             --            --      (377,248)  (377,248)
                                    ----------    ------      ----------         ------     ---------    ----------   ---------
Balance at March 31, 2005           20,030,000    20,030      10,000,000         10,000     7,802,834    (4,667,854)  3,165,010
                                    ==========    ======      ==========         ======     =========    ==========   =========

     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three months ended
                                                                            March 31
                                                                     ------------------------
                                                                        2005          2004
                                                                     ----------    ----------
                                                                      (unaudited)  (unaudited)
                                                                          US$         US$
Cash flows from operating activities
    Net loss                                                           (377,248)     (619,743)
    Adjustment to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                        13,636        20,088
    Director's compensation by issuance of common stock                  33,750            --
    Loss on disposal of property, plant and equipment                       680         1,783
    Adjustment to reverse effect of write-up of technology rights       (38,735)      (38,735)
    Share of loss of an equity investee                                 100,000        77,500
    Changes in operating assets and liabilities:
       Accounts receivable                                                  899     1,618,658
       Bills receivable                                                      --        37,087
       Inventories                                                      (35,365)      (95,128)
       Prepaid expenses and other current assets                          1,730       (30,403)
       Accounts payable                                                   8,641    (1,238,122)
       Customer deposits                                                  8,638        11,049
       Other accrued liabilities                                        (56,935)        2,447
       Amounts due to a director                                             --       (24,410)
                                                                     ----------    ----------
    Net cash used in operating activities                              (340,309)     (277,929)
                                                                     ----------    ----------
    Cash flows from investing activities
       Purchase of property, plant and equipment                        (11,468)         (488)
       Proceeds from sale of property, plant and equipment                   12            60
       Cash advance to an equity investee                              (100,032)           --
                                                                     ----------    ----------
    Net cash used in investing activities                              (111,488)         (428)
                                                                     ----------    ----------

    Cash flows from financing activities
       Repayment of bank loans                                               --      (626,506)
       Decrease in restricted cash                                           --       659,000
                                                                     ----------    ----------
    Net cash from financing activities                                       --        32,494
                                                                     ----------    ----------

    Net decrease in cash and cash equivalents                          (451,797)     (245,863)
    Cash and cash equivalents, beginning of period                    1,037,292       773,431
                                                                     ----------    ----------
    Cash and cash equivalents, end of period                            585,495       527,568
                                                                     ==========    ==========

    Supplementary disclosures of cash flow information:
       Cash paid during the period for:
           Interest                                                          --        23,009
           Income taxes                                                      --            --
    Supplementary disclosures of significant non-cash transaction:
                                                                     ==========    ==========
       Issuance of common stock as compensation for a director           67,500             =
                                                                     ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

              NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Organization and Basis of Financial Statements

      General Components, Inc. (the "Company" or "GCI") was organized under the laws of the State of Nevada on January 14, 2000, under the name of Pro-Active Solutions, Inc. ("Pro-Active"). On July 7, 2004, Pro-Active changed its name to General Components, Inc., which had only limited operations and had been a development stage company.

      On September 24, 2004, GCI and the shareholders of General Components, Inc., ("GCI-Cayman"), a Cayman Islands corporation, ("Shareholders") closed the transactions contemplated by the share exchange agreement dated as of September 24, 2004 (the "Share Exchange Agreement"). Pursuant to the Share Exchange Agreement, Shareholders have agreed to transfer to GCI and GCI has agreed to acquire from the Shareholders all of the shares, which shares constituted 100% of the outstanding capital stock of GCI-Cayman, in exchange for 20 million shares of GCI's common stock to be issued on the closing date, which shares constituted 80% of the issued and outstanding shares of GCI's common stock immediately after the closing of the transactions. The share exchange transaction resulted in the Shareholders' obtaining a majority voting interest in GCI. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquiror for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of GCI. The financial year end date of GCI has been changed from May 31 to December 31 effective from the financial year ended December 31, 2004.

      In September 2004, a stock purchase agreement (the "Stock Purchase Agreement") was signed between GCI and a purchasers identified on Schedule A thereto (the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Purchasers agreed to purchase 20% shares of the outstanding common stock of GCI for a consideration of US$2 million.

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

2. Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by the Company and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore, do not necessarily include all information and footnote disclosures required by generally accepted accounting principles.

      These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of the Company, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements for the year ended December 31, 2004. The Company follows the same accounting policies in preparation of interim reports.

      Results of operations for the interim periods are not necessarily indicative of annual results.

3. Commitments and Contingencies

      The Company was obligated under operating leases requiring minimum rentals as follows:

                                                                       US$
Nine months ending December 31, 2005                                  78,926
Years ending December 31
    2006                                                              28,739
    2007                                                               4,567
                                                                     -------
Total minimum lease payments                                         112,232
                                                                     =======

      The Company has been named as a defendant in patent infringement suit filed by Panduit Corp. ("Panduit") in connection with its patent entitled "Angled Patch Panel With Cable Support Bar For Network Cable Racks". Panduit filed the complaint in the United States District Court for the Northern District of Illinois, Eastern Division on March 15, 2005. Panduit seeks an injunction against use of the patent and damages to be determined by a jury. The management considers Panduit's claim is without merit and does not expect it to adversely affect its business.

      There are no other material commitments and contingencies.

4. Stockholders' Equity

      Common stock

      In January 2005, the Company issued 30,000 shares of common stock as compensation for a newly appointed director.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

      This Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding increases in sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be affected by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

      The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company's Annual Report on Form 10-KSB.

Business Outlook

      The first quarter is normally a slow sales season in China due to the Lunar Chinese New Year holidays. The impact is even more visible in manufacturing businesses because a large number of its workforce is due for a long holiday and the facilities are temporarily closed usually for an entire month. However, we use the season to deploy a VoIP team and develop relationships with the distribution channels for the China market. The VoIP team consists of sales, marketing, product engineering and technical support staff. Product engineers have set up a centralized hosting server capable of handling 100,000 retail IP phone users concurrently. We have also purchased more glass optical fiber line to support the bandwidth. On the sales and distribution side, we have established relationships with 48 distributors to launch the VoIP phone products to the market. The VoIP marketing team is aiming to reach more distributors throughout China in 2005. Beginning April of 2005, we have seen a steady growth in consumer demand for VoIP products. A concrete example of this progress is our success in providing Motorola China with our pioneer enterprise VoIP system. Based on the fact of relatively low penetration of VoIP service and high growth potential in American and European voice call market, we aim to supply US based and Europe based VoIP resellers and wholesalers with a complete OEM solution with ensured quality control, design capability and integration ability.

Structured Cable and POF

      We have two areas of product development: structured cables and POF cables. We have an applied OEM business model to service customers in China and in other parts of the world. We anticipate that POF products will be one of the next generation networking mediums because of its higher bandwidth, lower cost and lack of magnetic interference, which may replace the copper wire cables. We are developing manufacturing technology to engage in continuous mass production of POF cables, which are widely used in automotive industry (Europe and Japan), home electronics and potentially in LANs. We have completed Phase 1 of the trial production of the POF batch manufacturing. We anticipate continuing the development of Phase 2 in 2005.

VOIP

      In late 2004, we entered the fast-growing enterprise VoIP market in China. In early 2005, we signed a reseller agreement with VocalData, Inc., a subsidiary of Tekelec, to become their only software distributor of enterprise VoIP products in China. With respect to hardware, we established OEM relationships with a number of Chinese VoIP equipment manufacturers. We anticipate that our involvement in the connectivity market and with distributors will help the future sales of VoIP products to enterprise users and system integrators. We expect that a reasonable portion of our 2005 revenue will be derived from VoIP product sales. GCI is currently providing solutions to three types of enterprise markets: small-medium enterprises (SME); large corporations; and special interest groups (retail users).

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. There was a slight decrease in revenue in 2005 because the Company's top three customers contributed just over 10% of our total revenues for the first quarter of 2005. These top three customers are distributors respectively based in Southern and Eastern China and the Middle East, particularly in Dubai, UAE.

Gross Margin. Gross margin from 29% in 2004 to 27% in 2005. This decrease is attributable to the slight decline of our OEM business in China and the continuous increase in copper prices since 2004. These factors prompted us to dispose inventory at discounted prices to mitigate the loss during the said period. However, this decline is not expected to persist for more than one year.

We had established favorable relationships with distributors in South East Asia, the Middle East and Eastern Europe. We anticipate a steady growth for our structured cable products in these markets in 2005. With the growth of home and office networking in North America, we are actively looking for US based partners with distribution capability to enter the North American market in 2005.

Net loss. The decrease in net loss is mainly attributable to the reduction of research and development expenses for the installation and maintenance of the POF production lines, which have been completed at beginning of 2004.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to professional fees, such as legal fees, audit fees, salary of the our executives, and consultants. In 2005, we anticipate our selling, general and administrative expenses would increase in an attempt to boost our marketing efforts in China, the Middle East, Russia and potentially, North America.

Other expenses. The increase in other expenses is attributable to the reduction in collaborative arrangements during the year.

Research & Development costs. There are no research and development costs incurred for the first quarter of 2005 as compared to $370,000 for the same period in 2004. In 2004, research and development costs are attributable to the installation of Phase 1 of the POF production line in China at the beginning of the year. In 2005, we anticipate research and development costs will increase due to developments in the VoIP enterprise product and Phase 2 of the POF production line. We also intend to raise capital through private placement and use the proceeds thereof to fund Phase 2 of the POF production's research and development costs.

Income Taxes

No provision for taxes has been recorded for the three months ended March 31, 2005, as we had no assessable profits for the year.

Liquidity and Capital Resources

As of March 31, 2005, we had $585,495 of cash and cash equivalents and $981,678 of working capital as compared to $1,037,292 and $1,327,333, respectively, at December 31, 2004. The account receivables have been reduced from $266,279 in 2004 to $265,380 in 2005.

We believe that we may not have sufficient cash and cash equivalents for the next twelve months for the growing and development of POF operations. We intend to raise additional funds in the form of equity and/or debt financing to fund the expansion of our POF business and further the development of our POF technology. In the event that we are not able to raise additional financing, we may face a reduction of growth and development of our POF operations. However, we expect to retain positive cashflow from the other two units of business, Structured Cabling and VoIP.

Overall, cash flows in March 31, 2005 decreased by 44%, from $1,037,292 in December 31, 2004 to $585,495 in March 31, 2005. Cash flows from operations is a net outflow of $340,309 in March 31, 2005 compared to $1,362,949 in December 31, 2004. With respect to cash flows from investing activities, we have a net cash outflow of $111,488 from a cash inflow of $1,594,316 in December 31, 2004. The 2005 net cash outflows primarily represent an advance to an associate of $100,032 during the three months ended March 31, 2005.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

      We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President (Principal Executive Officer) and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon their evaluation and subject to the foregoing, the President (Principal Executive Officer) and Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the President (Principal Executive Officer) and Chief Financial Officer by others within our company during the period in which this report was being prepared.

                                    PART II.
                                OTHER INFORMATION

Item 1.  Legal Proceedings

      We have been named as a defendant in patent infringement suit filed by Panduit Corp. in connection with its patent entitled "Angled Patch Panel With Cable Support Bar For Network Cable Racks". Panduit filed the complaint in the United States District Court for the Northern District of Illinois, Eastern Division on March 15, 2005. Panduit also names Leviton Manufacturing Company, Inc., The Siemon Company, Tyco Electronics Corporation, Molex, Inc. and AESP, Inc. as defendants in the case. Panduit seeks an injunction against use of the patent and damages to be determined by a jury. Panduit's claim is without merit and we do not expect it to adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the first quarter ended March 31, 2005.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are furnished as part of the Quarterly Report on Form 10-QSB:

Exhibit No.     Description
-----------     -----------

31.1 Certification of the President (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications of the President (Principal Executive Officer) and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      A current report on Form 8-K dated January 24, 2005, and amended on February 1, 2005, was filed with the SEC reporting the appointment of Dr. James K. Walker as a director of the Board, amendment to the Articles of Incorporation to increase the number of authorized shares of common stock to 280,000,000, and change of our fiscal year to December 31.

      A current report on Form 8-K dated January 25, 2005 was filed with the SEC reporting our intent to seek additional financings from a small number of institutional or accredited investors to raise capital for the Company.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 20, 2005

                              GENERAL COMPONENTS, INC.


                              By: /s/ Bruce A. Cole
                                  ----------------------------------------------
                                  Name:  Bruce A. Cole
                                  Title: President (Principal Executive Officer)

                              GENERAL COMPONENTS, INC.


                              By: /s/ Jonathan Chan
                                  ----------------------------------------------
                                  Name:  Jonathan Chan
                                  Title: Chief Financial Officer