Form 10QSB
period 2005-06-30
GENERAL COMPONENTS, INC.
filed 2005-08-22
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission file number: 000-33483


                            GENERAL COMPONENTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                          NEVADA                                     88-0496645
-------------------------------------------------        -----------------------------------
(State or Other Jurisdiction of Incorporation or         (I.R.S. Employer Identification No.)
                  Organization)

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

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 19, 2005, there were 100,030,000 shares of the issuer's common stock, par value $0.001 per share, outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            PAGE


PART I.           FINANCIAL INFORMATION........................................1

         Item 1.  Condensed Consolidated Financial Statements..................1

         Item 2.  Management's Discussion and Analysis or Plan of Operation....8

         Item 3.  Controls and Procedures.....................................13

PART II.          OTHER INFORMATION...........................................14

         Item 1.  Legal Proceedings...........................................14

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.14

         Item 3.  Defaults Upon Senior Securities.............................14

         Item 4.  Submission of Matters to a Vote of Security Holders.........14

         Item 5.  Other Information...........................................14

         Item 6.  Exhibits....................................................14

                                                     PART I.
                                              FINANCIAL INFORMATION
                              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            GENERAL COMPONENTS, INC.

                              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                   (UNAUDITED)

                                                                                                             Page
Condensed Consolidated Balance Sheets as of June 30, 2005                                                      2
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005               3
Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2005               4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005                         5
Notes to Condensed Consolidated Financial Statements                                                           6

                                            GENERAL COMPONENTS, INC.

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30      DECEMBER 31
                                                                                          2005           2004
                                                                                      ------------   -----------
                                                                                      (UNAUDITED)
                                                                                           US$            US$
                                                     ASSETS

Current assets:
  Cash and cash equivalents                                                                302,949     1,037,292
  Accounts receivable, net of provision
     for doubtful accounts  (US$127,296, US$896)                                           140,097       266,279
  Inventories                                                                              594,780       581,874
  Prepaid expenses and other current assets                                                104,802       103,663
                                                                                      ------------   -----------
               Total current assets                                                      1,142,628     1,989,108
Property, plant and equipment, net                                                         133,579       123,136
Investment in and advances to equity investee                                            1,460,020     1,497,518
Amounts due from an affiliate, net of provision
     for doubtful accounts (US$125,000, Nil)                                               375,000       500,000
Intangible assets                                                                           20,021        26,771
                                                                                      ------------   -----------
               Total assets                                                              3,131,248     4,136,533
                                                                                      ============   ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                         213,643       191,709
  Accrued payroll and employee benefits                                                     24,837           472
  Customer deposits                                                                         35,045        13,590
  Other accrued liabilities                                                                365,209       445,555
  Income taxes payable                                                                          --        10,449
                                                                                      ------------   -----------
               Total current liabilities                                                   638,734       661,775

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.001 per share; authorized 25,000,000 shares, shares issued and outstanding June 30, 2005 - 100,030,000 shares;
    December 31, 2004 - 20,000,000 shares;                                                 100,030        20,000
  Series A preferred stock, par value $0.001 per share;
    authorized 10,000,000 shares, shares issued and
    outstanding June 30, 2005 - Nil shares;
    December 31, 2004 - 10,000,000 shares;                                                      --        10,000
Additional paid in capital                                                               7,732,834     7,735,364
Accumulated losses                                                                      (5,340,350)   (4,290,606)
                                                                                      ------------   -----------
               Total stockholders' equity                                                2,492,514     3,474,758
                                                                                      ------------   -----------
               Total   liabilities  and   stockholders' equity                           3,131,248     4,136,533
                                                                                      ============   ===========

                     See accompanying notes to condensed consolidated financial statements.

                                        GENERAL COMPONENTS, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30                       JUNE 30
                                               --------------------------    --------------------------
                                                   2005          2004            2005           2004
                                               -----------    -----------    -----------    -----------
                                               (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                   US$            US$            US$           US$

Net sales                                          300,831        696,271        616,287      1,079,080

Cost of sales                                      222,959        565,674        454,486        838,817
                                               -----------    -----------    -----------    -----------
Gross profit                                        77,872        130,597        161,801        240,263

Selling, general and administrative expenses       684,532        344,012      1,083,738        643,626
Research and development costs                          --             --             --        370,000
                                               -----------    -----------    -----------    -----------
Operating losses                                  (606,660)      (213,415)      (921,937)      (773,363)

Other income (expenses)
    Interest expenses                                   --        (20,962)            --        (43,971)
    Interest income                                  1,081            388          1,352          3,689
    Share of losses of equity investee             (75,968)       (83,765)      (137,530)      (122,530)
    Others, net                                      9,051          7,841          8,371          6,519
                                               -----------    -----------    -----------    -----------
Total other expenses, net                          (65,836)       (96,498)      (127,807)      (156,293)
                                               -----------    -----------    -----------    -----------
Loss before income taxes                          (672,496)      (309,913)    (1,049,744)      (929,656)

Income taxes                                            --             --             --             --
                                               -----------    -----------    -----------    -----------
Net loss                                          (672,496)      (309,913)    (1,049,744)      (929,656)
                                               ===========    ===========    ===========    ===========
Net loss per share
- basic and diluted                                 (0.013)        (0.078)        (0.030)        (0.235)
                                               ===========    ===========    ===========    ===========

Weighted average common stock outstanding
- basic and diluted                             50,799,231      3,954,463     35,496,796      3,954,463
                                               ===========    ===========    ===========    ===========

                See accompanying notes to condensed consolidated financial statements.

                                               GENERAL COMPONENTS, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)


                                         COMMON STOCK    SERIES A PREFERRED STOCK
                                 ------------------------------------------------ ADDITIONAL                  STOCK-
                                    SHARES                  SHARES                 PAID-IN    ACCUMULATED    HOLDERS'
                                 OUTSTANDING    AMOUNT   OUTSTANDING    AMOUNT     CAPITAL       LOSSES       EQUITY
                                 -------------------------------------------------------------------------------------
                                                 US$                      US$        US$          US$          US$

Balance at December 31, 2004      20,000,000     20,000   10,000,000      10,000  7,735,364    (4,290,606)   3,474,758

Issuance  of  common  stocks
 to a director                        30,000         30           --          --     67,470            --       67,500

Conversion of Series A
 preferred stock to common stock  80,000,000     80,000  (10,000,000)    (10,000)   (70,000)           --           --

Net loss                                  --         --           --          --         --    (1,049,744)  (1,049,744)
                                 -------------------------------------------------------------------------------------
Balance at June 30, 2005         100,030,000    100,030           --          --  7,732,834    (5,340,350)   2,492,514
                                 =====================================================================================


                        See accompanying notes to condensed consolidated financial statements.



                                          GENERAL COMPONENTS, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                   ------------------------
                                                                                      2005          2004
                                                                                   ----------    ----------
                                                                                   (UNAUDITED)   (UNAUDITED)
                                                                                       US$           US$
Cash flows from operating activities
  Net loss                                                                         (1,049,744)     (929,656)
  Adjustment to reconcile net loss to net cash used
     in operating activities:
  Depreciation and amortization                                                        29,608        40,078
  Director's compensation by issuance of common stock                                  67,500            --
  Loss on disposal of property, plant and equipment                                     2,078         1,784
  Adjustment to reverse effect of write-up
   of technology rights                                                               (77,470)      (77,470)
  Share of loss of an equity investee                                                 215,000       200,000
  Changes in operating assets and liabilities:
     Accounts receivable                                                              126,182     1,351,039
     Bills receivable                                                                      --        37,087
     Inventories                                                                      (12,906)      (39,104)
     Prepaid expenses and other current assets                                         (1,139)       (1,393)
     Amounts due from an affiliate                                                    125,000      (130,022)
     Accounts payable                                                                  21,934    (1,222,601)
     Customer deposits                                                                 21,455        (4,978)
     Other accrued liabilities                                                        (55,981)       88,071
     Income tax payable                                                               (10,449)           --
     Amounts due to a director                                                             --       (24,410)
                                                                                   ----------    ----------
Net cash used in operating activities                                                (598,932)     (711,575)
                                                                                   ----------    ----------
Cash flows from investing activities
  Purchase of property, plant and equipment                                           (35,481)         (488)
  Proceeds from sale of property, plant and equipment                                     102            60
                                                                                   ----------    ----------
Net cash used in investing activities                                                 (35,379)         (428)
                                                                                   ----------    ----------
Cash flows from financing activities
  Repayment of bank loans                                                                  --      (626,506)
  Decrease in restricted cash                                                              --       659,000
  Loan from an equity investee                                                             --       120,482
  Cash advance to an equity investee                                                 (100,032)           --
                                                                                   ----------    ----------
Net cash from financing activities                                                   (100,032)      152,976
                                                                                   ----------    ----------
Net increase (decrease) in cash and cash equivalents                                 (734,343)     (559,027)
Cash and cash equivalents, beginning of period                                      1,037,292       773,431
                                                                                   ----------    ----------
Cash and cash equivalents, end of period                                              302,949       214,404
                                                                                   ==========    ==========

Supplementary disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                               --        24,976
    Income taxes                                                                           --            --
                                                                                   ==========    ==========
Supplementary disclosures of significant non-cash transaction:
    Issuance of common stock as compensation for a director                            67,500            --
    Conversion of Series A preferred stock to common stock                             80,000            --
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

      The principal activity of the Company and its subsidiaries is to provide broadband technology for the "last mile" market. The Company's products are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. The Company has also developed plastic optical fiber ("POF") cable technology and related networking equipment. The Company has filed patents in the USA and Asia on its proprietary POF technology, related manufacturing process and production machinery. The Company currently offers a wide range of entry-level to high-end modular, upgradeable systems in the last mile broadband connectivity market. It also licenses its POF technology and manufacturing process to and procures the production machinery for selected partner customers. The Company has also developed a new product line of Voice Over Internet Protocol ("VoIP") by application of specific software and technology of soft switch for provision of voice communication services within the internet environment. The Company has signed a reseller agreement with the supplier to become its sole software distributor of enterprise VoIP products in China.

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

3.    COMMITMENTS AND CONTINGENCIES

      The Company was obligated under operating leases requiring minimum rentals as follows:

                                                    US$
Six months ending December 31, 2005                  49,284
Years ending December 31
   2006                                              28,739
   2007                                               4,566
                                                -----------
Total minimum lease payments                         82,589
                                                ===========

      The Company has been named as a defendant in patent infringement suit filed by Panduit Corp. ("Panduit") in connection with its patent entitled "Angled Patch Panel With Cable Support Bar For Network Cable Racks". Panduit filed the complaint in the United States District Court for the Northern
District of Illinois, Eastern Division on March 15, 2005. Panduit seeks an injunction against use of the patent and damages to be determined by a jury. Although the Company received a courtesy copy of the complaint, it has not been served with the complaint. The management considers Panduit's claim is without merit and does not expect it to adversely affect its business.

      There are no other material commitments and contingencies.

4.    STOCKHOLDERS' EQUITY

      In January 2005, the Company issued 30,000 shares of common stock as compensation for a newly appointed director.

      On May 27, 2005 the Company converted 10,000,000 shares of Series A Preferred Stock into 80,000,000 shares of common stock. There are no issued or outstanding Series A Preferred stock at June 30, 2005.

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

      As a result of the transaction, GCI Cayman became a wholly-owned subsidiary of the Company and, upon the issuance of the Shares, the Shareholders owned approximately 80% of all of the Company's issued and outstanding common stock. Immediately following the share exchange, a total of 25,000,000 shares of common stock were issued and outstanding. Stockholders of record as of October 14, 2004 of the Company received a share dividend on October 25, 2004 of one share of common stock for each outstanding share of common stock of the Company (the "Dividend"). The transaction increased the total number of outstanding shares of common stock from 5,000,000 to 10,000,000. Prior to the payment of the Dividend, the Company effected a recapitalization of the Company pursuant to which 20,000,000 shares of the Company's outstanding common stock were exchanged for 10,000,000 shares of the Company's Series A Preferred Stock.

      Each share of Series A Preferred Stock was convertible into eight (8) shares of common stock and each share of Series A Preferred Stock was entitled to eight (8) votes, voting together with the holders of common stock as a single class. All the shares of Series A Preferred Stock were converted into Common Stock on May 27, 2005, resulting in the Company issuing 80,000,000 shares of common stock to the holders of the Series A Preferred Stock and the Series A Preferred Stock being canceled.

      Additionally, in connection with the transactions contemplated by the Exchange Agreement, the Company and certain investors (the "Investors"), executed and delivered a Stock Purchase Agreement in which such Investors received 10,000,000 shares of common stock of the Company for consideration of $2,000,000.

      As of June 30, 2005, there were 100,030,000 shares of common stock of the Company issued and outstanding and no shares of Series A Preferred Stock of the Company issued and outstanding.

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

      In late 2004, we entered the fast-growing enterprise VoIP market in China. In early 2005, we signed a reseller agreement with VocalData, Inc., a subsidiary of Tekelec, to become their only software distributor of enterprise VoIP products in China. With respect to hardware, we established OEM relationships with a number of Chinese VoIP equipment manufacturers. We anticipate that our involvement in the connectivity market with distributors will help the future sales of VoIP products to enterprise users and system integrators. We expect that a reasonable portion of our 2005 revenue will be derived from VoIP product sales. GCI is currently providing solutions to three types of enterprise markets: small-medium enterprises ("SME"); large corporations; and special interest groups (retail users).

      The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company's Annual Report on Form 10-KSB.

BUSINESS OUTLOOK

      We continue to focus on our broadband products and services. Our marketing activities have generated interests in our VoIP products and services. A few large organizations are currently testing the application of our VoIP system. We believe that research and development ("R&D") is the driving force for our future success and therefore, we continue to attend industry events and conferences to keep close to broadband market and POF research and development.

STRUCTURED CABLE

      We continue to distribute our recognized high quality structuring cabling products in Mainland China and extend our presence in the Middle East. According to the most recent data from the Ministry of Information Industry, there are now more than 32 million Chinese broadband subscribers. With the rapid growth in ADSL and cable modem adoption among middle class consumers, we expect a higher demand for network cables from the Chinese consumer market in the second half of 2005 and 2006.

VOIP

      On the application end, we continue to have strong growth potential for VoIP (our solution to help companies lower their voice communication costs). Motorola China became our first customer in the enterprise VoIP market in the middle of May. We hope to leverage our engineering capability and OEM manufacturing resources along with Tekelec's (one of our major suppliers) software switch to attract more large enterprises to our VoIP solution. As of June 30, 2005, the China division of Fortune 500 companies and one large Chinese advanced education institute are testing our VoIP system. The company's SME VoIP solution has also made visible progress. Since April, we have successfully signed up 60 SMEs to communicate through our hosting server. In late June, we also launched Soft-Phone which is a software installed in computers that enables users to make and receive call from their laptops and desktops. Soft-Phone offers potential SME customers an opportunity to try our VoIP service and functionality. On the VoIP equipment side, our key VoIP components currently are undergoing compatibility test with U.S. distributors.

POF

      With regard to POF, we also attended the SuperComm industry event in Chicago and POF World conference in Santa Clara, California. Both events took place in June. We have discussed the advancement of POF application with industry experts and continue to maintain our position in POF manufacturing technology research and prepare to the near term adoption of POF in the mainstream broadband connectivity market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUES. Revenues were $300,831 for the three months ended June 30, 2005, as compared to $696,271 for the same period in 2004. The significant decrease in revenue in the second quarter of 2005 as compared to 2004 was due to the trial sales of a batch of active equipment and mobile chips in 2004,which did not occur in the same period of 2005. The Company's top three customers contributed more than 39% of our total revenues for the second quarter of 2005. These top three customers are distributors respectively based in Southern and Eastern China and the Middle East, particularly in Dubai, UAE. For our product lines, for this quarter, we have also successfully diversified revenue sources from broadband equipment to VoIP system and services.

GROSS MARGIN. Gross margin increased from 18.76% for the three months ended 2004 to 25.89% for the same period of 2005. The main reason for the fluctuation was that a trial sales of a batch of active equipment and mobile chips, which represents around 50% of sales for the three months ended June 30, 2004, with comparative low profit margin, did not occur in the same period ended June 30, 2005, which has significant impact to the overall gross margin. Nevertheless, the gross margin for the three months ended June 30, 2005 was combination of changes of on different product lines, including structure cable, active equipment and VoIP. Due to the continuous increase in copper prices since 2004, the gross margin of structure cable products has been decreased from 36% in 2004 to 30% in 2005. However, this decline is not expected to persist for more than one year as the Company has improved the sales and pricing strategies to raise the gross margin. In addition, due to written-off of software cost on the installation of VoIP system, the gross margin has been reduced from 30% to 25.89%. However, the Company does not expect it to have similar impact in near future.

We had established favorable relationships with distributors in South East Asia, the Middle East and Eastern Europe. We anticipate a steady growth for our structured cable and VoIP products in these markets in 2005. With the growth of home and office networking in North America, we are actively looking for US based partners with distribution capability to enter the North American market in 2005.

Gross profit was $77,872 for the three months ended June 30, 2005, as compared to $130,597 for the same period in 2004, the decrease is due to reduction in revenue and consolidated impact of gross margin.

For the three months ended June 30, 2005, operating loss was $606,660 and operating expenses were $648,532. The major cause is the increase of selling, general and administrative expenses.

NET LOSS. Net loss was $672,496 for the three months ended June 30, 2005, as compared to $309,913 for the same period in 2004. The increase in net loss is mainly attributable to the increase in general and administrative expenses and provision on the doubtful accounts and administrative expenses.

For the three months ended June 30, 2005, the basic and diluted loss per share was $0.013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $684,532 for the three months ended June 30, 2005, as compared to $344,012 for the same period in 2004. The increase in selling, general and administrative expenses is attributable to professional fees and consultancy fees, such as legal fees and audit fees salary of our executives, the provision of doubtful debts and amount due from an affiliate. In 2005, we anticipate our selling, general and administrative expenses would increase in an attempt to boost our marketing efforts in China, the Middle East, Russia and potentially, North America.

OTHER EXPENSES, NET. Other expenses were $65,836 for the three months ended June 30, 2005, as compared to $96,498 for the same period in 2004. The increase in other expenses is attributable to the reduction in collaborative arrangements during in 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

REVENUES. Revenues were $616,287 for the six months ended June 30, 2005, as compared to $1,079,080 for the same period in 2004. The decrease in revenue in the six months ended June 30, 2005 as compared to the same period in 2004 is due to the trial sales of a batch of active equipment and mobile chips in 2004,which did not occur in 2005. Such batch sales represent around 30% of six months sales for June 30, 2004. The Company's top three customers contributed more than 36% of our total revenues for the first six months of 2005. These top three customers are distributors respectively based in Southern and Eastern China.

GROSS MARGIN. Gross margin increased from 22.27% for the six months ended June 30, 2004 to 26.25% in the same period of 2005. The main cause for the fluctuation was the trial sales of a batch of active equipment and mobile chips, which represents around 30% of six months sales of June 30, 2004 with comparative low profit margin, had not incurred in the same period ended June 30, 2005, which has significant impact to the overall gross margin. This was combination of changes of on different product lines, including structure cable, active equipment and VoIP. Due to the continuous increase in copper prices since 2004, the gross margin of structure cable products has been decreased from 38% in 2004 to 28% in 2005. However, this decline is not expected to persist for more than one year as the Company has improved the sales and pricing strategies to raise the gross margin.

We had established favorable relationships with distributors in South East Asia, the Middle East and Eastern Europe. We anticipate a steady growth for our structured cable and VoIP products in these markets in 2005. With the growth of home and office networking in North America, we are actively looking for US based partners with distribution capability to enter the North American market in 2005.

Gross profit was $161,801 for the six months ended June 30, 2005, as compared to $240,263 for the same period in 2004, the decrease is due to the decrease in revenue and consolidated impact of gross margin.

For the six months ended June 30, 2005, operating loss was $921,937 and operating expenses were $1,083,738.

NET LOSS. Net loss was $1,049,744 for the six months ended June 30, 2005, as compared to $929,656 for the same period in 2004. The increase in net loss is mainly attributable to the net effect of increase in provision of doubtful debts and reduction of research and development expenses for the installation and maintenance of the POF production lines, which have been completed at beginning of 2004.

For the six months ended June 30, 2005, the basic and diluted loss per share was $0.030.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,083,738 for the six months ended June 30, 2005, as compared to $643,626 for the same period in 2004. The increase in selling, general and administrative expenses is attributable to consultancy fees and professional fees, such as legal fees and audit fees, salary of our executives, the provision of doubtful debts and amount due from affiliate. In 2005, we anticipate our selling, general and administrative expenses would increase in an attempt to boost our marketing efforts in China, the Middle East, Russia and potentially, North America.

OTHER EXPENSES. Other expenses were $127,807 for the six months ended June 30, 2005, as compared to $156,293 for the same period in 2004. The decrease in other expenses is attributable to the reduction in collaborative arrangements during the year.

RESEARCH & DEVELOPMENT COSTS. There are no research and development costs incurred for the first six months of 2005 as compared to $370,000 for the same period in 2004. In 2004, research and development costs are attributable to the installation of Phase 1 of the POF production line in China at the beginning of the year. In 2005, we anticipate research and development costs will increase due to developments in the Phase 2 of the POF production line. We also intend to raise capital through private placement and use the proceeds thereof to fund Phase 2 of the POF production's research and development costs.

INCOME TAXES

No provision for taxes has been recorded for the three and six months ended June 30, 2005, as we had no assessable profits for the year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had $302,949 of cash and cash equivalents and $503,894 of working capital as compared to $1,037,292 and $1,327,333, respectively, at December 31, 2004. The major cash outflow was derived from the operating activities of $598,932 for the six months ended June 30, 2005 as compared to $711,575 for the same period in 2004. The account receivables have significantly decreased from $266,279 in 2004 to $140,097 in 2005 due to increase of the provision for doubtful debts of $126,400.

We believe that we may not have sufficient cash and cash equivalents for the next twelve months for the growing and development of POF operations. We intend to raise additional funds in the form of equity and/or debt financing to fund the expansion of our POF business and further the development of our POF technology. In the event that we are not able to raise additional financing, we may face a reduction of growth and development of our POF operations. However, we believe that we will retain positive cashflow from the other two units of business, Structured Cabling and VoIP.

Overall, cash decreased by 71%, from $1,037,292 as of December 31, 2004 to $302,949 as of June 30, 2005. Cash flows from operations resulted in a net outflow of $723,932 for the six months ended June 30, 2005. With respect to cash flows from investing activities and financing activities, we have a net cash outflow of $734,343 for the six months ended June 30, 2005. The net cash outflows primarily represent an advance to an associate of $100,032 during the six months ended June 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

      We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon their evaluation and subject to the foregoing, the President (Principal Executive Officer) and Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the President (Principal Executive Officer) and Chief Financial Officer by others within our company during the period in which this report was being prepared.

      During the quarter ended June 30, 2005, there has been no change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We have been named as a defendant in patent infringement suit filed by Panduit Corp. in connection with its patent entitled "Angled Patch Panel With Cable Support Bar For Network Cable Racks". Panduit filed the complaint in the United States District Court for the Northern District of Illinois, Eastern Division on March 15, 2005, but it has not been served yet. Panduit also names Leviton Manufacturing Company, Inc., The Siemon Company, Tyco Electronics Corporation, Molex, Inc. and AESP, Inc. as defendants in the case. Panduit seeks an injunction against use of the patent and damages to be determined by a jury. Panduit's claim is without merit and we do not expect it to adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the six months ended June 30, 2005.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS

      (a)   Exhibits

      The following exhibits are furnished as part of the Quarterly Report on Form 10-QSB:

Exhibit No.    Description
-----------    -----------------------------------------------------------------

31.1 Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


Dated:  August 19, 2005


                                          GENERAL COMPONENTS, INC.


                                          By: /s/ Simon Mu
                                             -----------------------------------
                                             Name:  Simon Mu
                                             Title: Chief Executive Officer
                                                   (Principal Executive Officer)


                                          GENERAL COMPONENTS, INC.


                                          By: /s/ Jonathan Chan
                                             -----------------------------------
                                             Name:  Jonathan Chan
                                             Title: Chief Financial Officer