Form 10QSB/A
period 2005-06-30
GENERAL COMPONENTS, INC.
filed 2005-08-31
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission file number: 000-33483


                            GENERAL COMPONENTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 NEVADA                                    88-0496645
      -------------------------------                 -------------------
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

         Item 3.  Defaults Upon Senior Securities.............................14

         Item 4.  Submission of Matters to a Vote of Security Holders.........14

         Item 5.  Other Information...........................................14

         Item 6.  Exhibits....................................................14

                                EXPLANATORY NOTE

This Amended Quarterly Report on Form 10QSB/A is being filed to:

1. Re-categorize certain line items on the Condensed Consolidated Statements of Cash Flows,

2. Disclose the rental expenses paid for the six months ended June 30, 2005 and 2004 in note three to the financial statements, and

3. Correct a typographical error on page 11 relating to the amount of operating expenses for the three months ended June 30, 2005.

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

                                        GENERAL COMPONENTS, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30                       JUNE 30
                                               --------------------------    --------------------------
                                                   2005          2004            2005           2004
                                               -----------    -----------    -----------    -----------
                                               (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                   US$            US$            US$           US$

Net sales                                          300,831        696,271        616,287      1,079,080

Cost of sales                                      222,959        565,674        454,486        838,817
                                               -----------    -----------    -----------    -----------
Gross profit                                        77,872        130,597        161,801        240,263

Selling, general and administrative expenses       684,532        344,012      1,083,738        643,626
Research and development costs                          --             --             --        370,000
                                               -----------    -----------    -----------    -----------
Operating losses                                  (606,660)      (213,415)      (921,937)      (773,363)

Other income (expenses)
    Interest expenses                                   --        (20,962)            --        (43,971)
    Interest income                                  1,081            388          1,352          3,689
    Share of losses of an equity investee          (75,968)       (83,765)      (137,530)      (122,530)
    Others, net                                      9,051          7,841          8,371          6,519
                                               -----------    -----------    -----------    -----------
Total other expenses, net                          (65,836)       (96,498)      (127,807)      (156,293)
                                               -----------    -----------    -----------    -----------
Loss before income taxes                          (672,496)      (309,913)    (1,049,744)      (929,656)

Income taxes                                            --             --             --             --
                                               -----------    -----------    -----------    -----------
Net loss                                          (672,496)      (309,913)    (1,049,744)      (929,656)
                                               ===========    ===========    ===========    ===========
Net loss per share
- basic and diluted                                 (0.013)        (0.078)        (0.030)        (0.235)
                                               ===========    ===========    ===========    ===========

Weighted average common stock outstanding
- basic and diluted                             50,799,231      3,954,463     35,496,796      3,954,463
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


                                          GENERAL COMPONENTS, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                   ------------------------
                                                                                      2005          2004
                                                                                   ----------    ----------
                                                                                   (UNAUDITED)   (UNAUDITED)
                                                                                       US$           US$
Cash flows from operating activities
  Net loss                                                                         (1,049,744)     (929,656)
  Adjustment to reconcile net loss to net cash used
     in operating activities:
  Depreciation and amortization                                                        29,608        40,078
  Provision for doubtful accounts for an affiliate                                    125,000            --
  Director's compensation by issuance of common stock                                  67,500            --
  Loss on disposal of property, plant and equipment                                     2,078         1,784
  Adjustment to reverse effect of write-up
   of technology rights                                                               (77,470)      (77,470)
  Share of loss of an equity investee                                                 215,000       200,000
  Changes in operating assets and liabilities:
     Accounts receivable                                                              126,182     1,351,039
     Bills receivable                                                                      --        37,087
     Inventories                                                                      (12,906)      (39,104)
     Prepaid expenses and other current assets                                         (1,139)       (1,393)
     Amounts due from an affiliate                                                         --      (130,022)
     Accounts payable                                                                  21,934    (1,222,601)
     Customer deposits                                                                 21,455        (4,978)
     Other accrued liabilities                                                        (55,981)       88,071
     Income tax payable                                                               (10,449)           --
     Amounts due to a director                                                             --       (24,410)
                                                                                   ----------    ----------
Net cash used in operating activities                                                (598,932)     (711,575)
                                                                                   ----------    ----------
Cash flows from investing activities
  Purchase of property, plant and equipment                                           (35,481)         (488)
  Proceeds from sale of property, plant and equipment                                     102            60
  Cash advance to an equity investee                                                 (100,032)           --
                                                                                   ----------    ----------
Net cash used in investing activities                                                (135,411)         (428)
                                                                                   ----------    ----------
Cash flows from financing activities
  Repayment of bank loans                                                                  --      (626,506)
  Decrease in restricted cash                                                              --       659,000
  Loan from an equity investee                                                             --       120,482
                                                                                   ----------    ----------
Net cash from financing activities                                                         --       152,976
                                                                                   ----------    ----------
Net increase (decrease) in cash and cash equivalents                                 (734,343)     (559,027)
Cash and cash equivalents, beginning of period                                      1,037,292       773,431
                                                                                   ----------    ----------
Cash and cash equivalents, end of period                                              302,949       214,404
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
                                                ===========

      Rental expenses paid for the six months ended June 30, 2005 and 2004 were US$69,510 and US$61,541, respectively.

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

For the three months ended June 30, 2005, operating loss was $606,660 and operating expenses were $684,532. The major cause is the increase of selling, general and administrative expenses.

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

ITEM 6.  EXHIBITS

      (a)   Exhibits

      The following exhibits are furnished as part of the Quarterly Report on Form 10-QSB:

Exhibit No.    Description
-----------    -----------------------------------------------------------------

31.1 Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32             Certifications   of  the  Chief  Executive   Officer   (Principal
               Executive  Officer) and the Chief Financial  Officer  pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 30, 2005

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