Form 10QSB
period 2005-09-30
GENERAL COMPONENTS, INC.
filed 2005-11-22
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        September 30, 2005
                               --------------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

                        Commission file number: 000-33483

                            General Components, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Nevada                                      88-0496645
---------------------------------          ------------------------------------
 (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of November 8, 2005, there were 100,030,000 shares of the issuer's common stock, par value $0.001 per share, outstanding.

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

         Item 6.  Exhibits....................................................15

PART I.
                              FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements


                            GENERAL COMPONENTS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                           Page

Condensed Consolidated Balance Sheets as of September 30, 2005                2
Condensed Consolidated Statements of Operations for the three
 and nine months ended September 30, 2005                                     3
Condensed Consolidated Statements of Stockholders' Equity for
 the nine months ended September 30, 2005                                     4
Condensed Consolidated Statements of Cash Flows for the nine months
 ended September 30, 2005                                                     5
Notes to Condensed Consolidated Financial Statements                          6

                            GENERAL COMPONENTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   September 30    December 31
                                                                                       2005           2004
                                                                                   ------------    ------------
                                                                                    (unaudited)
                                                                                        US$            US$
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                             195,648       1,037,292
  Accounts receivable, net of provision
     for doubtful accounts  (Nil, US$896)                                                20,841         266,279
  Inventories, net                                                                      539,059         581,874
  Prepaid expenses and other current assets                                              59,436         103,663
                                                                                   ------------    ------------
               Total current assets                                                     814,984       1,989,108
  Property, plant and equipment, net                                                    125,587         123,136
  Investment in and advances to equity investee, net of
      provision for doubtful accounts  (US$880,000,Nil)                                 604,755       1,497,518

Amounts due from an affiliate, net of provision
     for doubtful accounts (US$250,000, Nil)                                            250,000         500,000
Intangible assets                                                                        16,646          26,771
                                                                                   ------------    ------------
               Total assets                                                           1,811,972       4,136,533
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      151,649         191,709
  Accrued payroll and employee benefits                                                     472             472
  Customer deposits                                                                      34,449          13,590
  Other accrued liabilities                                                             419,925         445,555
  Income taxes payable                                                                       --          10,449
                                                                                   ------------    ------------
               Total current liabilities                                                606,495         661,775

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.001 per share; authorized September 30, 2005 -
    280,000,000 shares; December 31, 2004 - 25,000,000 shares, shares issued and outstanding September 30, 2005 - 100,030,000 shares;
    December 31, 2004 - 20,000,000 shares;                                              100,030          20,000
  Series A preferred stock, par value $0.001 per share;
    authorized 10,000,000 shares, shares issued and
    outstanding September 30, 2005 - Nil shares;
    December 31, 2004 - 10,000,000 shares                                                    --          10,000
Additional paid in capital                                                            7,732,834       7,735,364
Accumulated losses                                                                   (6,650,697)     (4,290,606)
Accumulated other comprehensive income
     - foreign currency translation adjustment                                           23,310              --
                                                                                   ------------    ------------
               Total stockholders' equity                                             1,205,477       3,474,758
                                                                                   ------------    ------------
               Total liabilities and stockholders' equity                             1,811,972       4,136,533
                                                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended              Nine months ended
                                                        September 30                   September 30
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
                                                (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                    US$             US$             US$             US$
Net sales                                           449,726         293,709       1,066,013       1,372,789

Cost of sales                                       352,184         199,887         806,670       1,038,704
                                               ------------    ------------    ------------    ------------
Gross profit                                         97,542          93,822         259,343         334,085

Selling, general and administrative expenses      1,369,787         372,222       2,453,525       1,015,848
Research and development costs                           --              --              --         370,000
                                               ------------    ------------    ------------    ------------
Operating losses                                 (1,272,245)       (278,400)     (2,194,182)     (1,051,763)

Other income (expenses)
    Interest expenses                                    --              --              --         (43,069)
    Interest income                                     281           1,156           1,633           3,943
    Share of losses of an equity investee            24,735         (41,265)       (112,795)       (163,795)
    Others, net                                     (63,118)         (6,260)        (54,747)            259
                                               ------------    ------------    ------------    ------------
Total other expenses, net                           (38,102)        (46,369)       (165,909)       (202,662)
                                               ------------    ------------    ------------    ------------
Loss before income taxes                         (1,310,347)       (324,769)     (2,360,091)     (1,254,425)

Income taxes                                             --              --              --              --
                                               ------------    ------------    ------------    ------------
Net loss                                         (1,310,347)       (324,769)     (2,360,091)     (1,254,425)

Foreign currency translation adjustment              23,310              --          23,310              --

                                               ------------    ------------    ------------    ------------
Comprehensive Loss                               (1,287,037)       (324,769)     (2,336,781)     (1,254,425)
                                               ============    ============    ============    ============

Net loss per share
- basic and diluted                                  (0.013)         (0.082)         (0.041)         (0.317)
                                               ============    ============    ============    ============

Weighted average common stock outstanding
- basic and diluted                             100,030,000       3,954,463      57,244,249       3,954,463
                                               ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                        Common stock         Series A preferred stock
                                ------------------------------------------------------
                                                                                                        Accumulated
                                                                                          Additional       other
                                  Shares                       Shares                       paid-in    comprehensive
                                outstanding      Amount     outstanding      Amount         capital        income
                                -----------   -----------   -----------    -----------    -----------    -----------
                                                  US$                          US$             US$           US$
Balance at December 31, 2004     20,000,000        20,000    10,000,000         10,000      7,735,364             --

Issuance of common  stock to
  a director                         30,000            30            --             --         67,470             --

Conversion of Series A
  preferred stock to common
  stock                          80,000,000        80,000   (10,000,000)       (10,000)       (70,000)            --

Foreign currency translation
  adjustment                             --            --            --             --             --         23,310

Net loss                                 --            --            --             --             --             --

                                -----------   -----------   -----------    -----------    -----------    -----------
Balance at September 30, 2005   100,030,000       100,030            --             --      7,732,834         23,310
                                ===========   ===========   ===========    ===========    ===========    ===========




                                                  Stock-
                                  Accumulated     holders'
                                     Losses        equity
                                  -----------    -----------
                                       US$          US$
Balance at December 31, 2004       (4,290,606)     3,474,758

Issuance of common  stock to
  a director                               --         67,500

Conversion of Series A
  preferred stock to common
  stock                                    --             --

Foreign currency translation
  adjustment                               --         23,310

Net loss                           (2,360,091)    (2,360,091)

                                  -----------    -----------
Balance at September 30, 2005      (6,650,697)     1,205,477
                                  ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine months ended
                                                                                          September 30
                                                                                      2005            2004
                                                                                  ------------    ------------
                                                                                   (unaudited)     (unaudited)
                                                                                       US$             US$
Cash flows from operating activities
  Net loss                                                                          (2,360,091)     (1,254,425)
  Adjustment  to reconcile  net loss to net cash used in operating activities:
  Depreciation and amortization                                                         44,872          60,077
  Provision for doubtful accounts for an affiliate                                     250,000              --
  Provision for doubtful accounts for an associate                                     880,000              --
  Specific provision for returned goods                                                 79,568              --
  Director's compensation by issuance of common stock                                   67,500              --
  Loss on disposal of property, plant and equipment                                      2,713           1,844
  Adjustment to reverse effect of write-up of technology rights                       (116,205)       (116,205)
  Share of loss of an equity investee                                                  229,000         280,000
  Changes in operating assets and liabilities:
     Accounts receivable                                                               245,438       1,340,553
     Bills receivable                                                                       --          37,087
     Inventories                                                                       (36,754)        (68,699)
     Prepaid expenses and other current assets                                          44,227        (273,342)
     Amounts due from an affiliate                                                          --              --
     Accounts payable                                                                  (40,060)     (1,363,039)
     Customer deposits                                                                  20,859          (7,287)
     Other accrued liabilities                                                         (25,630)        162,831
     Income tax payable                                                                (10,449)             --
     Amounts due to a director                                                              --          25,590
                                                                                  ------------    ------------
Net cash used in operating activities                                                 (725,012)     (1,166,058)
                                                                                  ------------    ------------

Cash flows from investing activities
  Purchase of property, plant and equipment                                            (40,015)         (1,830)
  Proceeds from sale of property, plant and equipment                                      105              --
  Additional contribution in capital                                                        --       1,750,000
  Cash advance to an equity investee                                                  (100,032)       (120,482)
                                                                                  ------------    ------------
Net cash (used in) generated from investing activities                                (139,942)      1,627,688
                                                                                  ------------    ------------

Cash flows from financing activities
  Repayment of bank loans                                                                   --        (626,506)
  Decrease in restricted cash                                                               --         659,000
  Loan from an equity investee                                                              --         120,482
                                                                                  ------------    ------------
Net cash from financing activities                                                          --         152,976
                                                                                  ------------    ------------

Effect of changes in exchange rate                                                      23,310              --

Net (decrease) increase in cash and cash equivalents                                  (841,644)        851,514
Cash and cash equivalents, beginning of period                                       1,037,292         773,431
                                                                                  ------------    ------------
Cash and cash equivalents, end of period                                               195,648       1,624,945
                                                                                  ============    ============

Supplementary disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                                --          43,069
    Income taxes                                                                            --              --
                                                                                  ============    ============

Supplementary disclosures of significant non-cash transaction:
    Conversion of  convertible  loans and accrued loan interest to                          --       1,185,951
common shares
    Cancellation of Series A preferred stock                                                --         (11,429)
    Issuance of common stock as compensation to a director                              67,500              --
    Exchange rate fluctuation                                                           23,310              --
    Conversion of Series A preferred stock to common stock                              80,000          22,857
                                                                                  ============    ============

     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

              NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Organization and Basis of Financial Statements

         General Components, Inc. (the "Company" or "GCI") was organized under the laws of the State of Nevada on January 14, 2000, under the name of Pro-Active Solutions, Inc. ("Pro-Active"). On July 7, 2004, Pro-Active changed its name to General Components, Inc. At the time of the name change, GCI had only limited operations and had been a development stage company.

         On September 24, 2004, GCI and the shareholders ("Shareholders") of General Components, Inc., ("GCI-Cayman"), a Cayman Islands corporation, closed the transactions contemplated by the share exchange agreement dated as of September 24, 2004 (the "Share Exchange Agreement"). Pursuant to the Share Exchange Agreement, Shareholders agreed to transfer to GCI and GCI agreed to acquire from the Shareholders 100% of the outstanding capital stock of GCI-Cayman, in exchange for 20 million shares of GCI's common stock issued on the closing date, which shares constituted 80% of the issued and outstanding shares of GCI's common stock immediately after the closing of the transactions. The share exchange transaction resulted in the Shareholders' obtaining a majority voting interest in GCI. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquiror for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of GCI. The financial year end date of GCI has been changed from May 31 to December 31 effective from the financial year ended December 31, 2004.

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

         Each share of Series A Preferred Stock was convertible into eight (8) shares of common stock and each share of Series A Preferred Stock was entitled to eight (8) votes, voting together with the holders of common stock as a single class. All the shares of Series A Preferred Stock were converted into Common Stock on May 27, 2005, resulting in the Company's issuing 80,000,000 shares of common stock to the holders of the Series A Preferred Stock and the Series A Preferred Stock being canceled.

         In September 2004, a stock purchase agreement (the "Stock Purchase Agreement") was signed between GCI and certain purchasers (the "Purchasers"). Pursuant to the Stock Purchase Agreement, the Purchasers agreed to purchase 10,000,000 shares of the outstanding common stock of GCI for consideration of US$2 million. The purchase by the Purchasers was consummated after the Dividend.

         The principal activity of the Company and its subsidiaries is to provide broadband technology for the "last mile" market in the business of structured cabling. The Company's products are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. The Company has also developed plastic optical fiber ("POF") cable technology and related networking equipment. The Company has filed patents in the USA and Asia on its proprietary POF technology, related manufacturing process and production machinery. The Company currently offers a wide range of entry-level to high-end modular, upgradeable systems in the last mile broadband connectivity market. It also licenses its POF technology and manufacturing process to and procures the production machinery for selected partner customers. The Company has also developed a new product line of Voice Over Internet Protocol ("VoIP") by application of specific software and technology of soft switch for provision of voice communication services within the internet environment. The Company has signed a reseller agreement with the supplier to become its sole software distributor of enterprise VoIP products in China.

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

3.  Commitments and Contingencies

         The Company was obligated under operating leases requiring minimum rentals as follows:

                                                      US$
Three months ending December 31, 2005                16,778
Years ending December 31
   2006                                              29,413
   2007                                               4,672
                                                    --------
Total minimum lease payments                         50,863
                                                    ========

         Rental expenses paid for the nine months ending 2005 and 2004 were US$99,576 and US$87,426, respectively.

         The Company has been named as a defendant in patent infringement suit filed by Panduit Corp. ("Panduit") in connection with its patent entitled "Angled Patch Panel With Cable Support Bar For Network Cable Racks". Panduit filed the complaint in the United States District Court for the Northern District of Illinois, Eastern Division on March 15, 2005. Panduit seeks an injunction against use of the patent and damages to be determined by a jury. Although the Company received a courtesy copy of the complaint, it has not been served with the complaint. The management believes that Panduit's claim is without merit and does not expect it to adversely affect its business.

         There are no other material commitments and contingencies.

4.  Stockholders' Equity

         In January 2005, the Company issued 30,000 shares of common stock as compensation for a newly appointed director.

         On May 27, 2005, the Company converted 10,000,000 shares of Series A Preferred Stock into 80,000,000 shares of common stock. There is no issued or outstanding Series A Preferred Stock at September 30, 2005.

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

         The critical accounting policies are as follows:

         Revenue recognition - Sales of goods are recognized when goods are delivered and title of goods sold has passed to the purchaser. Revenue from licensing technology rights is generally recognized as deliveries are made or at the completion of contractual billing milestones.

         Income taxes - Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enabled at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

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

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Business Overview

         General Components, Inc. ("we", "us", "our", the "Company", or "GCI") was incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. On July 7, 2004, we changed our name to General Components, Inc. On September 24, 2004, we consummated a Share Exchange Agreement (the "Exchange Agreement") with General Components, Inc., a privately owned Cayman Islands company ("GCI Cayman"), and GCI Cayman's shareholders, (the "Shareholders"), pursuant to which we acquired all of the issued and outstanding shares of stock of GCI Cayman in exchange for the issuance in the aggregate of 20,000,000 of our shares of common stock (the "Shares") to the Shareholders.

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

         Additionally, in connection with the transactions contemplated by the Exchange Agreement, the Company and certain investors (the "Investors"), executed and delivered a Stock Purchase Agreement in which such Investors received 10,000,000 shares of common stock of the Company for consideration of $2,000,000. The purchase by the Purchasers was consummated after the Dividend.

         As of September 30, 2005, there were 100,030,000 shares of common stock of the Company issued and outstanding and no shares of Series A Preferred Stock of the Company issued and outstanding.

         The Company are engaged in the development, manufacture and marketing of broadband networking products and systems for the "last mile" broadband connectivity market. We currently offer a wide range of basic to high-end modular, upgradeable systems that enable end-users to send and receive high-speed data communications through the Internet Backbone Network. Our products include cables, patch cords, panels, adapters, converters, switches and wireless devices that are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. We are also developing plastic optical fiber ("POF") cable technology and related networking equipment. We have filed patents in the United States and Asia on our proprietary POF technology. We currently offer a wide range of entry-level to high-end modular, upgradeable systems in the "last mile" broadband connectivity market. We also license our POF technology and manufacturing process to procure production machinery for select customer partners. We distribute our products in China, the Pacific Rim, the Middle East and Eastern Europe primarily through our distributors, resellers and/or system integrators to both office and residential markets. It is our intention to expand our distribution channels into the North American market. We are headquartered in Hong Kong and have numerous offices throughout China.

         In late 2004, we entered the fast-growing enterprise VoIP market in China. In early 2005, we signed a reseller agreement with VocalData, Inc., a subsidiary of Tekelec, to become their only software distributor of enterprise VoIP products in China. With respect to hardware, we established OEM relationships with a number of Chinese VoIP equipment manufacturers. We anticipate that our involvement in the connectivity market with distributors will help the future sales of VoIP products to enterprise users and system integrators. We expect that a substantial portion of our 2005 revenue will be derived from VoIP product sales. GCI is currently providing solutions to three types of enterprise markets: small-medium enterprises ("SME"); large corporations; and special interest groups (retail users).

         The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Business Outlook

         We continue to focus on our broadband products and services. Our marketing activities have generated interests in our VoIP products and services. VoIP installation in Motorola China is our major success. A few large organizations are currently testing the application of our VoIP system. We continue to attend industry events and conferences to keep close to broadband market.

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

VOIP

         We continue to invest in VoIP business development including hiring more engineers and increasing marketing effort. Although VoIP is still in infancy stage in China, we believe VoIP is going to replace traditional voice call in the near future. Enterprises have gradually begun to adopt VoIP system to lower the intra company communication cost. We have gradually developed relationship with key distributors in both Beijing and Shanghai. We await the government loosens regulations which will allow VoIP become more widespread in consumer market.

POF

         Due to the entry of competing technologies in the markets for POF, POF technology has not been able to acquire substantial market share. Several large companies have delayed their commercial launch of their POF. We have made a strategic decision to defer our further commercialization and launch of our POF until at least one or two of these large companies launch a significant marketing campaign of POF. We do not have the resources to be first in the market place in this sector. Consequently, we have slowed down R&D in POF. We believe that we have the resources and intellectual property to further develop, commercialize and mass produce POF at a time when the market justifies a significant investment in this technology. We will continue to carefully monitor this sector in 2006, paying particular attention to the market launch plans of our major competitors.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. Revenues were $449,726 for the three months ended September 30, 2005, as compared to $293,709 for the same period in 2004. The increase in revenue in the third quarter of 2005 as compared to sales 2004 was due to the Company has achieved a big order of structured cable sales in third quarter of 2005, which did not occur in the same period of 2004. The Company's top three customers contributed more than 11% of our total revenues for the third quarter of 2005. These top three customers are distributors based in Southern and Eastern China.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,369,787 for the three months ended September 30, 2005, as compared to $372,222 for the same period in 2004. The increase in selling, general and administrative expenses is mainly attributable to the provision of amount due from an affiliate and an associate.

We anticipate that our selling, general and administrative expenses will increase in the last quarter of 2005 in an attempt to boost our marketing efforts in China, the Middle East, Russia and potentially, North America.

Gross Margin. Gross margin decreased from 31.94% for the three months ended 2004 to 21.67% for the same period of 2005. Due to the increase in costs of structured cable, the Company has increased its selling prices in the second quarter of 2005; as a few of customers have placed the orders before the price increase and specific that the goods are to be delivered in this quarter. As a result, we have suffered the lower margin on completed the order in this quarter.

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

Gross Profit. Gross profit was $97,542 for the three months ended September 30, 2005, as compared to $93,822 for the same period in 2004. The decrease is due to a reduction in revenue and the impact of a reduction in gross margin.

Other expenses, net. Other expenses were $38,102 for the three months ended September 30, 2005, as compared to $46,369 for the same period in 2004.

Operating Loss. For the three months ended September 30, 2005, operating loss was $1,272,245 as compared to an operating loss of $278,400 for the same period in 2004. The increase in operating loss is the result of an increase in selling, general and administrative expenses. The major increase is attributable to the provision for a receivable from an associate of $880,000 which is outstanding over 1 year.

Net loss. Net loss was $1,310,347 for the three months ended September 30, 2005, as compared to $324,769 for the same period in 2004. The increase in net loss is mainly attributable to the increase in general and administrative expenses and provision for doubtful accounts for the affiliate and associate.

For the three months ended September 30, 2005, the basic and diluted loss per share was $0.013.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues. Revenues were $1,066,013 for the nine months ended September 30, 2005, as compared to $1,372,789 for the same period in 2004. Revenues for the nine months ended September 30, 2005 decreased as compared to the same period in 2004 because approximately 35% of sales for the nine months ended September 30, 2004 related to trial sales of a batch of active equipment and mobile chips, which did not occur in the same period ended September 30, 2005. Such batch sales represent around 35% of nine months sales for September 30, 2004. The Company's top three customers contributed more than 26% of our total revenues for the first nine months of 2005. These top three customers are distributors based in Southern and Eastern China.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,453,525 for the nine months ended September 30, 2005, as compared to $1,015,848 for the same period in 2004. The increase in selling, general and administrative expenses is mainly attributable to the provision of amounts due from an affiliate and an associate.

Gross Margin. Gross margin slightly decreased from 24.34% for the nine months ended September 30, 2004 to 24.33% in the same period of 2005.

Gross Profit. Gross profit was $259,343 for the nine months ended September 30, 2005, as compared to $334,085 for the same period in 2004. The decrease in gross profit was caused by the decrease in revenue.

Operating Loss. For the nine months ended September 30, 2005, operating loss was $2,194,182 as compared to $1,051,763 for the same period in 2004. The increase is attributable to the provision of a receivable from associate of $880,000 which is outstanding over 1 year as a doubtful account.

Other expenses. Other expenses were $165,909 for the nine months ended September 30, 2005, as compared to $202,662 for the same period in 2004.

Net loss. Net loss was $2,360,091 for the nine months ended September 30, 2005, as compared to $1,254,425 for the same period in 2004. The increase in net loss is mainly attributable to the net effect of increase in provision of doubtful accounts for an affiliate and an associate of $880,000 and $250,000, respectively, operating expenses including audit fees, legal and professional fees, and reduction of research and development expenses for the installation and maintenance of the POF production lines, which was completed in the beginning of 2004.

For the nine months ended September 30, 2005, the basic and diluted loss per share was $0.041.

Research & Development costs. There are no research and development costs incurred for the first nine months of 2005 as compared to $370,000 for the same period in 2004. In 2004, research and development costs were attributable to the installation of Phase 1 of the POF production line in China at the beginning of the year. Due to the entry of competing technologies in the markets for POF, POF technology has not been able to acquire substantial market share. Consequently, we have slowed down R&D in POF.

Income Taxes

No provision for taxes has been recorded for the three and nine months ended September 30, 2005, as we had no assessable profits for the year.

Liquidity and Capital Resources

As of September 30, 2005, we had $195,648 of cash and cash equivalents and $208,489 of working capital as compared to $1,037,292 and $1,327,333, respectively, at December 31, 2004. The major cash outflow was operating activities of $725,012 for the nine months ended September 30, 2005 as compared to $1,166,058 for the same period in 2004. The account receivables have decreased from $266,279 in 2004 to $20,841 in 2005 due to recover of outstanding debts.

Overall, cash decreased by 81%, from $1,037,292 as of December 31, 2004 to $195,648 as of September 30, 2005. Cash flows from operations resulted in a net outflow of $725,012 for the nine months ended September 30, 2005. With respect to cash flows used in investing activities of $139,942, we have a net cash outflow of $841,644 for the nine months ended September 30, 2005. The net cash outflows primarily represent an advance to an associate of $100,032 during the nine months ended September 30, 2005.

We may not have sufficient cash and cash equivalents for the next twelve months for the growing and development of VoIP and POF operations. We intend to raise additional funds in the form of equity and/or debt financing to fund the expansion of our POF business and further the development of our POF technology. In the event that we are not able to obtain additional financing, we may face a reduction of growth and development of our VoIP and POF operations. We may not retain positive cashflow solely from the business of Structured Cabling.


Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

         We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer concluded that as of September 30, 2005 our disclosure controls and procedures were effective.

         There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

PART II.

                                OTHER INFORMATION
Item 1.  Legal Proceedings

      We have been named as a defendant in patent infringement suit filed by Panduit Corp. in connection with its patent entitled "Angled Patch Panel With Cable Support Bar For Network Cable Racks". Panduit filed the complaint in the United States District Court for the Northern District of Illinois, Eastern Division on March 15, 2005. Panduit also names Leviton Manufacturing Company, Inc., The Siemon Company, Tyco Electronics Corporation, Molex, Inc. and AESP, Inc. as defendants in the case. The complaint seeks an injunction against use of the patented technology and damages to be determined by a jury. Panduit's claim is without merit and we do not expect it to adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of the Stockholders on September 29, 2005 (the "Annual Meeting"). At the Annual Meeting, the stockholders were asked to consider two proposals.

The first proposal involved the election of directors. The existing Board of Directors (the "Board") nominated five persons to serve on the Board of Directors. The nominees of the Board were all re-elected and the voting results with respect thereto were:

                                                      Votes            Votes
Name                                                   For            Withheld
----                                                   ---            --------
Simon Mu                                            61,662,589         29,475
Bruce Cole                                          61,662,589         29,475
Junichi Goto                                        61,662,589         29,475
Regis Kwong                                         61,662,589         29,475
Peter Wang                                          61,662,589         29,475

      The second proposal was to approve the appointment of BDO McCabe Lo & Co. LLP as the independent auditors of the Company for the fiscal year ending December 31, 2005. The results were:

For:                                                      61,661,178
Against:                                                           0
Abstentions:                                                  30,886
Broker Non-Votes:                                                  0

Item 5.  Other Information

         None.

Item 6.  Exhibits

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


Dated:  November 21, 2005


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