Form 10QSB/A
period 2005-09-30
GENERAL COMPONENTS, INC.
filed 2005-11-28
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10 QSB/A
                                 AMENDMENT NO.1

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

         Item 3.  Defaults Upon Senior Securities.............................14

         Item 4.  Submission of Matters to a Vote of Security Holders.........14

         Item 5.  Other Information...........................................14

         Item 6.  Exhibits....................................................15

                                EXPLANATORY NOTE

      This amendment is being filed to make the following changes to the Condensed Consolidated Statement of Cash Flows in the Quarterly Report on Form 10-QSB for General Components, Inc.:

      o Net Cash used in operating activities for the nine months ended September 30, 2004 has been changed from (1,166,058) to (1,175,015)

      o Net (decrease) increase in cash equivalents for the nine months ended September 30, 2004 has been changed from 851,514 to 605,649

      o Cash and cash equivalents, end of period for the nine months ended September 30, 2004 has been changed from 1,624,945 to 1,379,080

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

                            GENERAL COMPONENTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine months ended
                                                                                          September 30
                                                                                      2005            2004
                                                                                  ------------    ------------
                                                                                   (unaudited)     (unaudited)
                                                                                       US$             US$
Cash flows from operating activities
  Net loss                                                                          (2,360,091)     (1,254,425)
  Adjustment  to reconcile  net loss to net cash used in operating activities:
  Depreciation and amortization                                                         44,872          60,077
  Provision for doubtful accounts for an affiliate                                     250,000              --
  Provision for doubtful accounts for an associate                                     880,000              --
  Specific provision for returned goods                                                 79,568              --
  Director's compensation by issuance of common stock                                   67,500              --
  Loss on disposal of property, plant and equipment                                      2,713           1,844
  Adjustment to reverse effect of write-up of technology rights                       (116,205)       (116,205)
  Share of loss of an equity investee                                                  229,000         280,000
  Changes in operating assets and liabilities:
     Accounts receivable                                                               245,438       1,340,553
     Bills receivable                                                                       --          37,087
     Inventories                                                                       (36,754)        (68,699)
     Prepaid expenses and other current assets                                          44,227        (273,342)
     Amounts due from an affiliate                                                          --              --
     Accounts payable                                                                  (40,060)     (1,363,039)
     Customer deposits                                                                  20,859          (7,287)
     Other accrued liabilities                                                         (25,630)        162,831
     Income tax payable                                                                (10,449)             --
     Amounts due to a director                                                              --          25,590
                                                                                  ------------    ------------
Net cash used in operating activities                                                 (725,012)     (1,175,015)
                                                                                  ------------    ------------

Cash flows from investing activities
  Purchase of property, plant and equipment                                            (40,015)         (1,830)
  Proceeds from sale of property, plant and equipment                                      105              --
  Additional contribution in capital                                                        --       1,750,000
  Cash advance to an equity investee                                                  (100,032)       (120,482)
                                                                                  ------------    ------------
Net cash (used in) generated from investing activities                                (139,942)      1,627,688
                                                                                  ------------    ------------

Cash flows from financing activities
  Repayment of bank loans                                                                   --        (626,506)
  Decrease in restricted cash                                                               --         659,000
  Loan from an equity investee                                                              --         120,482
                                                                                  ------------    ------------
Net cash from financing activities                                                          --         152,976
                                                                                  ------------    ------------

Effect of changes in exchange rate                                                      23,310              --

Net (decrease) increase in cash and cash equivalents                                  (841,644)        605,649
Cash and cash equivalents, beginning of period                                       1,037,292         773,431
                                                                                  ------------    ------------
Cash and cash equivalents, end of period                                               195,648       1,379,080
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


Dated:  November 23, 2005


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