Form 10KSB
period 2005-12-31
GENERAL COMPONENTS, INC.
filed 2006-05-01
CIK 1160764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------
                                   FORM 10-KSB

      (Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                  For The Fiscal Year Ended: December 31, 2005

|_| TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __
                          Commission File No. 000-33483


                            GENERAL COMPONENTS, INC.

                 (Name of Small Business Issuer in its Charter)


                     Nevada                                     88-0496645
(State or other Jurisdiction of Incorporation or             (I.R.S. Employer
                  Organization)                             Identification No.)


      Suite 2021, 20/F, Two Pacific Place                88 Queensway, Hong Kong
    (Address of principal executive offices)                    (Zip Code)

         Issuer's telephone number, Including Area Code: (852) 2167 8298

          Securities registered under to Section 12(b) of the Act: None

            Securities registered under to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------

                                (Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for the fiscal year ended December 31, 2005 were $1,461,886.

As of March 31, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $45,067,500.

As of March 31, 2006, there were 100,030,000 shares of Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Documents incorporated by reference:  None.


                                TABLE OF CONTENTS
                                -----------------

                                                                                                              Page
                                                                                                              ----

PART I..........................................................................................................1

         Item 1.           Description of Business..............................................................1

         Item 2.           Description of Property..............................................................9

         Item 3.           Legal Proceedings...................................................................10

         Item 4.           Submission of Matters to a Vote of Security Holders.................................10

PART II........................................................................................................10

         Item 5.           Market for Common Equity and Related Stockholder Matters and Small Brokers
                           Issure Purchasers of Equity Securities..............................................10

         Item 6.           Management's Discussion and Analysis or Plan of Operation...........................11

         Item 7.           Financial Statements................................................................14

         Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial
                           Disclosure..........................................................................14

         Item 8A.          Controls and Procedures.............................................................14

         Item 8B.          Other Information...................................................................14

PART III.......................................................................................................15

         Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance
                           with Section 16(A) of the Exchange Act..............................................15

         Item 10.          Executive Compensation..............................................................17

         Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related
                           Stockholders Matters................................................................18

         Item 12.          Certain Relationships and Related Transactions......................................19

         Item 13.          Exhibits............................................................................19

         Item 14.          Principal Accountant Fees and Services..............................................20


         INDEX TO FINANCIAL STATEMENTS........................................................................F-1

                                    PART I.

Item 1.  Description of Business

      General Components, Inc. ("we", "us", "our", the "Company", or "GCI") was incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. On July 7, 2004, we changed our name to General Components, Inc. On September 24, 2004, the Company consummated a Share Exchange Agreement (the "Exchange Agreement") with General Components, Inc., a privately owned Cayman Islands company ("GCI Cayman"), and GCI Cayman's shareholders, (the "Shareholders"), pursuant to which the Company acquired all of the issued and outstanding shares of stock of GCI Cayman in exchange for the issuance in the aggregate of 20,000,000 of our shares of common stock (the "Shares") to the Shareholders. As a result of the transaction, GCI Cayman became a wholly-owned subsidiary of the Company and, upon the issuance of the Shares, the Shareholders owned approximately 80% of all of the Company's issued and outstanding common stock

      We are engaged in the development, manufacture and marketing of broadband networking products and systems for the "last mile" broadband connectivity market. We currently offer a wide range of basic to high-end modular, upgradeable systems that enable end-users to send and receive high-speed data communications through the Internet Backbone Network. Our products include cables, patch cords, panels, adapters, converters, switches and wireless devices that are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. In late 2004, we entered the fast-growing enterprise VOIP market in China. In early 2005, we signed a reseller agreement with VocalData, Inc., a subsidiary of Tekelec, to become their only software distributor of enterprise VOIP products in China. With respect to hardware, we established OEM relationships with a number of Chinese VOIP equipment manufacturers. We anticipate that our involvement in the connectivity market with distributors will help the future sales of VOIP products to enterprise users and system integrators. With the launch of VOIP products in April 2005, we have started promoting VOIP to enterprises and operators in China. Even though sales of VOIP in 2005 represented only 14% of total revenues, we expect that a substantial portion of our 2006 revenue will be derived from VOIP product sales. GCI is currently providing solutions to three types of enterprise markets: small-medium enterprises ("SME"); large corporations; and special interest groups (including retail users). We distribute our products in China, the
Pacific Rim, the Middle East and Eastern Europe primarily through our distributors, resellers and/or system integrators to both office and residential markets. It is our intention to expand our distribution channels into the North American market. We are headquartered in Hong Kong and have numerous offices throughout China.

      Your attention is specifically called to the risk factors in this Item 1 below and the detailed information within the financial statements and the explanatory notes which appear elsewhere in this Form 10-KSB.

Recent Events

      On April 1, 2005, the shareholders of the Company approved an increase in the number of authorized shares of common stock to 280 million from 100 million, each share having a par value of $0.001.

      On May 27, 2005, all the shares of the Company's Series A Preferred stock were converted into Common Stock resulting in the Company issuing 80,000,000 shares of common stock to the holders of the Series A Preferred Stock and the Series A Preferred Stock being canceled.

Our Products and Solutions

We are focused on two areas of "last mile" broadband technologies:

      o     Traditional networking cables and systems; and

      o     Voice over Internet Protocol enterprise solution.

Traditional Networking Cables and Systems

      To date, our core business has been the manufacture and distribution of a full line of structured cabling systems and three-level router-switch equipment for multi-family residential and commercial buildings. Our products, which are capable of delivering information at 100 Mbps of bandwidth, include cables, patch cords, panels, adapters, converters, switches and wireless devices that are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands.

      Our Ethernet system, which includes router/switch systems, structured cable and adapters and software, has been widely distributed in China. By the end of 2005, we authorized approximately 148 distributors, resellers and system integrators throughout China. We also trained and certified approximately 523 Chinese engineers who are qualified to customize system design with GCI/Reachhome products for end users. We also developed new distributors in the Middle East and India during 2005.

Voice Over Internet Protocol (VOIP) Products

      In late 2004, we entered the fast-growing enterprise VOIP market in China. In early 2005, we signed a reseller agreement with VocalData, Inc., a subsidiary of Tekelec, to become their only software distributor of enterprise VOIP products in China. With respect to hardware, we established OEM relationships with a number of Chinese VOIP equipment manufacturers. We anticipate that our involvement in the connectivity market with distributors will help drive future sales of VOIP products to enterprise users and system integrators. With the launch of VOIP products in April 2005, we have started promoting VOIP to enterprises and operators in China. Even thought the sales of VOIP in 2005 represented only 14% of total revenues, we expect that a substantial portion of our 2006 revenue will be derived from VOIP product sales. GCI is currently providing solutions to three types of enterprise markets: small-medium enterprises ("SME"); large corporations; and special interest groups (retail users).

      VOIP is a technology that allows you to make telephone calls using a broadband Internet connection instead of a regular (or analog) phone line, known as "plain old telephone system" ("POTS"). Some services using VOIP may only allow you to call other people using the same service, but others may allow you to call anyone who has a telephone number - including local, long distance, mobile, and international numbers. Also, while some services only work over your computer or a special VOIP phone, other services allow you to use a traditional phone through an adaptor. In contrast, the primary phone system we use today, POTS, is a collection of interconnected systems operated by the various telephone companies and administrations around the world. POTS started as human-operated analogue circuit switching systems (plugboards), progressed through electromechanical switches. By now this has almost completely been made digital, except for the final connection to the subscriber (i.e., the "last mile"): The signal coming out of the phone set is analogue. It is usually transmitted over a twisted pair cable still as an analogue signal.

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

      Enterprise solutions for large corporations consist of both hardware and software components. Hardware includes a server, firewall, IP phone, gateway, and integrated access device ("IAD"). Software includes the VocalData/Tekelec system customized for local enterprises. With an affordable subscription, corporations can reduce internal call costs while departments or branches at different locations can increase their communication and increase productivity. Corporate callers can also enjoy conference call, voice mail, call forwarding, 3-way calling and many other advanced features. Many carriers prefer the VocalData/Tekelec voice application server for several reasons:

      o Tight Application Integration on an Open Platform. In addition to the basic call control and hosted PBX features, the enterprise VOIP system we offer incorporates several key applications including conferencing, messaging and firewall traversal as part of its solution. Because this enterprise VOIP system incorporates these capabilities as integral applications within its hosted IP telephony solution, enterprises pay less per application and reduce the time required for system integration, which we expect to translate into a more cost-effective solution with a faster time-to-market. In particular, the system session border controller provides a cost benefit, since the system's firewall traversal solution is 75% less expensive per user than external border or session controller products, which may require extra customer hardware or software or a truck roll to do firewall reconfiguration.

      o Standards-Based. Since the enterprise VOIP system we are reselling is open and standards-based, enterprise planning to interface with third-party applications can be done easily. The system supports SIP, TAPI, SOAP, Corba, and AMIS-A, the most widely used protocols for integration with third-party voicemail. In addition, this enterprise VOIP system provides a powerful Application Programming Interface ("API") for customized development.

      o Carrier-Grade Quality. Carrier-grade represents a fundamental, ongoing commitment to deliver high-quality, reliable systems that can support large numbers of enterprise users. By using the industry's most reliable architecture, configuration of the enterprise VOIP system we offer is designed for 99.999%
            availability. Based upon NEBS-compliant SUN Netra servers, we provide a standby server for every active call agent server. This means that calls in progress should remain connected even in the event of a server failure. Customer tests have demonstrated that the system is the most powerful voice applications server, with 3 times the calls per second throughput of our nearest competitor. At 200 calls per second, our enterprise VOIP system supports 100,000 subscribers on a single server pair. This results in total server costs that are 80% lower than alternatives.

      o Broadest Interoperability. To give businesses maximum selection, the Tekelec enterprise VOIP system is committed to operating with a wide variety of partners in the gateway, softswitch, endpoint, and applications and technology areas. This enterprise VOIP system is designed to be compatible with a broad range of IP phones because it is the only voice application server to support all four endpoint protocols: SIP, MGCP, Cisco SCCP or "skinny" and Mitel MiNet. By supporting all protocols, the systems enable additional features and can provide a smoother transition for IP PBX businesses converting to hosted solutions.

      o Differentiating Features and Applications. The enterprise VOIP system we offer comes with a full set of ready-to-use features and applications. Service providers can attract new customers, grow revenues per user, and help to retain existing customers by offering services based on the software core feature sets and converged applications. There are four application areas available to customers: Desktop Integration, Productivity, Mobility and Business Applications. Desktop Integration includes the Web Portal which not only makes it easy for users to take advantage of their telephony features but takes advantage of IP telephony to display the corporate phone directory, voice mail and user call log with click-to-dial capability. Mobility applications offer a variety of features that enable business travelers to work more effectively while away from the office and also provide 802.11 or Wi-Fi support for "in building" mobility. This enterprise VOIP system provides the most comprehensive set of PBX features, because of its more extensive protocol support.

      o Ease of Administration. With its multiple levels of administration, the Tekelec enterprise VOIP system provides companies with self-administration and end-user communications controls. Wizards and profiles hasten account set up and the bulk-provisioning capability can be used for a rapid data upload. The web-based administration interface enables companies to handle administrative tasks either centrally or on a distributed basis. Additionally, its convenient organization simplifies data entry and maintenance. In addition, office moves and layout changes are simplified due to the "plug and play" self-discovery capability of IP-based addresses. Our integrated applications can help enterprises increase revenues while minimizing investment costs because of the use of standard servers and open interfaces.

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

Suspension of Plastic Optical Fiber (POF) Development.

      Due to the entry of competing technologies in the markets for POF, POF technology has not been able to acquire substantial market share. Several large companies have delayed their commercial launch of their POF. We have made a strategic decision to defer our further commercialization and launch of our POF until at least one or two of these large companies launch a significant marketing campaign of POF. We do not have the resources to be first in the market place in this sector. Consequently, we have, at this time, suspended the research and development in POF. We believe that we have the intellectual property to further develop, commercialize and mass produce POF at a time when the market justifies a significant investment in this technology. We will continue to carefully monitor this sector in 2006, paying particular attention to the market launch plans of our major competitors.

Market Opportunity

      There is one key market in which we intend to operate as we continue to develop our products: the VOIP products market.

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

      VOIP has become the fastest growing service in China's telecommunications industry with some analysts forecasting that it will capture up to 30% of China's long-distance market in 2006 as the VOIP market is going to be opened to link up with the POTS. Bundling VOIP with other LAN products may be our premier application because we may become capable of providing a "one stop shop" to many Chinese enterprises.

      China Market

      China has one of the highest growth rates of Internet users in the world. According to statistics released by the China Internet Network Information Center, Internet users in China reached 111 million in at December 31, 2005, growing at a rate of about 18.1% per anuum. This increase in Internet users and the fast pace of new housing construction will increase the demand for speedier Internet access. As over 41% of application is instant communication and demand for telecom is growing, the need for speed in the "last mile" and instant communication through the internet are increasing as well. Our structured cabling and VOIP business should benefit from this increase.

Our Strategy

      Our business strategy is to leverage low cost Asian manufacturing to meet the growing demand for broadband products in the "last mile" market. Our goal is to become a world player in the "last mile" market.

      We believe the principal components of our business strategy are as follows:

      o Sales and distribution. Our business strategy is to utilize our low cost, Asian manufacturing base and customer pool and new product development group to increase sales in China. We intend to continue to try to identify needs in the broadband connectivity sector, and to try to acquire and develop technology and assemble products under our own brand name through OEM and ODM manufacturers.

      o Research and Development and Product Development. We consider research and development and product development as being the essential driving force of our business strategy. We have been engaged in product development since our inception: first in its structured cable, and more recently in our product development of an integrated VOIP solution. We will seek to leverage our partnership with Tekelec to develop a product line to accommodate the growing demand from the Chinese enterprise market. On the other hand, as some large companies have delayed their commercial launch of their POF, we have slowed down our POF research and development and continue to carefully monitor this sector in 2006, paying particular attention to the market launch plans of our major competitors.

      o Patents. To date, we have filed three patent applications in the U.S. and two in China for our GI POF technology. The three patent applications filed in U.S. consist of 1) a novel process in creating a graded index polymer optical fiber, 2) a method to maintain the uniform quality throughout the manufacturing process and 3) the tools for the manufacturing process. We do not use any of our patents in connection with the development of any VOIP business. We intend to file for patent protection for our POF products we develop and improvements thereto, although currently we have suspended activities in this line of business.

Competition

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

Risks Related to Our Industry and Operations and Going Concern

      Our operations could be curtailed if we are unable to obtain required additional financing. As of December 31, 2005, we had approximately $185,185 in cash and cash equivalents. We require additional financing to continue our VOIP development and marketing efforts, as well as financing new opportunities in the related telecommunications business. While we are seeking to raise additional funds through the sale of equity securities, there can be no assurance that we will be successful in our efforts. Our need to raise additional funds in order to operate through the current fiscal year raises substantial doubt as to our ability to continue as a going concern. In their report on our consolidated annual financial statements for the year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. If we are unable to raise the capital we need, our business strategy will be adversely affected, which could severely limit our ability to generate revenue and we may cease conducting business as a going concern.

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

      We operate in a highly competitive industry. The industry in which we operate is highly competitive, and we expect that this level of competition will continue. Factors that could affect our ability to compete successfully in the industry include the quality, performance, price, reliability, mix and market acceptance of our products; market acceptance of our competitors' products; efficiency and quality of the production and implementation of our products; and our customer support and reputation.

      We have numerous competitors in our core business of networking cables and systems, some of which are very large, with substantial technological and financial resources and brand recognition and some of our competitors have very low cost structures and support from governments in their home countries. In addition, we will face numerous competitors in our new VOIP business assuming it can be successfully launched. We cannot assure you that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

      If we fail to maintain a product portfolio that is attractive to our customers, enhance our existing products and keep pace with technological advances in our industry, or if we pursue technologies that do not become commercially accepted, customers may not buy our products. The demand for our products can change quickly and in ways that we may not anticipate because markets for our principal products are characterized by the following conditions: rapid, sometimes disruptive technological developments; evolving industry and certification standards; frequent new product introductions and enhancements; changes in customer requirements; and short product life cycles with declining prices over the lives of products.

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

      We rely on third parties to manufacture allt of our products and to provide substantially all of our components. If these third parties fail to deliver quality products and components at reasonable prices on a timely basis, we may alienate some of our customers, and our revenues, profitability and cash flow may decline. We use contract manufacturers significantly as an alternative to manufacturing products ourselves. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these arrangements, our customer relationships may suffer. In addition, since we rely more heavily now than previously on contract manufacturers, we may have fewer employees with the expertise needed to manage these third-party arrangements. In relying more on third parties, we run the risk that the reputation and competitiveness of our products and services may deteriorate because we have less control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers.

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

      Many of our planned products are highly complex and may contain defects or errors that are detected only after deployment in networks. If that occurs, our reputation may be harmed. Our VOIP products under development are highly complex, and there is no assurance that our extensive product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction. As a result, we could have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. Most of these occurrences can be rectified without incident, as has been the case historically. However, the occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers' end users and other losses to us or to our customers or end users. These occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

      Rapid changes to existing regulations or technical standards or the implementation of new regulations or technical standards relating to products and services not previously regulated could be disruptive, time-consuming and costly to us. Many of our products and services will be developed in reliance upon existing regulations and technical standards or our interpretation of unfinished technical standards. Changes to existing regulations and technical standards, or the implementation of new regulations and technical standards relating to products and services not previously regulated, could adversely affect the development of and demand for our products and services or require the expenditure of substantial additional funds.

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

      Our relationship with Nottingham Technology Co. Limited ("Nottingham"), formerly known as Nottingham Optical Technology Co., Limited, and its potential to default on an outstanding loan obligation may adversely affect our business operations. Nottingham, through a collaborative arrangement, assists us in the development of proprietary technologies to create POF and related networking equipment. Nottingham has a loan obligation to the Agricultural Bank of China to repay a loan in the principal amount of Renminbi 13,840,000 (approximately US$1,714,951). Because we have such a close affiliation with Nottingham and rely on it to assist us in the development of POF technology, if it defaults on its loan obligations, we may be forced to cease all operations or severely curtail or development and production of broadband networking products and systems.

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


                                                                                       Area in Sq.      Monthly
                                            Address              Expiry Date             Meters        Rental US$

Registered Office              Suite 2108, 21/F., Block C,        12/31/2006             151.53           $967
                               ZhongGuanCun Technology
                               Development Building, No. 34
                               ZhongGuanCun South Avenue,
                               HaiDian District, Beijing, P.R.
                               China

Beijing Representative Office  Suite 1802, Grand Pacific          10/13/2007             434.57         $6,426
                               Building, Phase C, No. 8A
                               Guanghua Road, Chao Yang
                               District, Beijing, P.R. China,
                               100026

Shanghai Representative        Suite 1308, Jing An Zhonghua       4/7/2007                84.65         $1,452
Office                         Building, No. 1701 West Beijing
                               Road, Shanghai, P. R. China
                               610041

Guangzhou Representative       Suite 1111, East Tower, Yang       1/9/2006                64.99           $604
Office                         Cheng Trading Center, No. 122
                               TiYu Dong Road, Tian He
                               District, Guangzhou, P. R.
                               China, 510620

Wuhan Representative Office    Suite 7-2-301, Shi Long Garden,    1/9/2006               142.00           $273
                               Hong Shan District, Wuhan, P. R.
                               China,

Beijing Warehouse              Lot. West, No. 3 Warehouse,No.     7/31/2006              500.00         $1,425
                               10 Bai Zi Wan Road, Chao Yang
                               District, Beijing, P.R.China,
                               100022

Beijing Warehouse              Lot. East, No. 9 Warehouse, No.    7/31/2006              120.00           $342
                               10 Bai Zi Wan Road, Chao Yang
                               District, Beijing, P.R.China,
                               100022

Item 3.  Legal Proceedings

      We were named as a defendant in patent infringement suit filed by Panduit Corp. in connection with its patent entitled "Angled Patch Panel With Cable Support Bar For Network Cable Racks". On March 15, 2005, Panduit filed the complaint in the United States District Court for the Northern District of Illinois, Eastern Division on March 15, 2005. Panduit also named Leviton Manufacturing Company, Inc., The Siemon Company, Tyco Electronics Corporation, Molex, Inc. and AESP, Inc. as defendants in the case. The suit was dismissed without prejudice in June 2005 and, to our knowledge, a new suit has not been initiated.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

                                    PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Brokers Issuer Purchasers of Equity Securities

Market Information

      There had been a very limited and sporadic public trading market for our shares of common stock until October 26, 2004, so it is difficult to ascertain when our common stock qualified for listing on The Over the Counter Bulletin Board. Our common stock is currently listed on the Over the Counter Bulleten Board under the symbol "GCPO". Prior to that time the Company was quoted on the Pink Sheets L.L.C. under the symbol "PAVS". The table below sets forth, for the calendar quarters indicated, the high and low prices of our common stock as reported on the OTC Bulletin Board. The OTC market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.


                                                     OTC Bulletin Board
                                                 --------------------------
                                                  High                Low
                                                 -------            -------
               2005 First Quarter                 $2.75              $1.60
               2005 Second Quarter                $3.00              $2.00
               2005 Third Quarter                 $2.90              $2.25
               2005 Fourth Quarter                $2.38              $1.24



                                                     OTC Bulletin Board
                                                 --------------------------
                                                  High                Low
                                                 -------            -------
               2004 Fourth Quarter*               $2.25              $1.85

*First, second and third quarters of 2004 price ranges are not listed because the earliest date our securities qualified for listing was October 26, 2004.

Holders

      As of March 31, 2006, there were 799 holders of record of our common stock.

Dividends

      We have not paid any dividends on our common stock to date and do not currently intend to pay dividends in the future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

      On January 26, 2005, we granted 30,000 shares of the Company's common stock to Dr. James K. Walker under the Securities Act of 1933, as amended. Such shares were issued in connection with Dr. Walker's appointment to the board of directors of the Company. We issued the shares to Dr. Walker pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to a sophisticated, wealthy individual. We did not pay any fees or commissions as a result of issuance of these shares. Dr. Walker was not nominated for re-election at the last annual general meeting of stockholders.

Item 6.  Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained elsewhere in this annual report.

Forward Looking Statements

      The statements discussed in this annual report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of our products and the other risks detailed from time to time under the heading "Risk Factors" in Item 1 above.

Critical Accounting Policies

Revenue recognition

      Sales of goods are recognized when goods are delivered and title of goods sold has passed to the purchaser and no significant post-delivery obligations remain.

Valuation of long-lived asset

      The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Use of estimates

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

Business Overview

We were incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. On July 7, 2004, we changed our name to General Components, Inc. On September 24, 2004, GCI and the Shareholders group of General Components, Inc., ("GCI-Cayman"), a Cayman Islands corporation, (collectively, "Shareholders") closed the transactions contemplated by the share exchange agreement (the "Share Exchange Agreement") of September 24, 2004. Pursuant to the Share Exchange Agreement, Shareholders agreed to transfer to GCI and GCI agreed to acquire from the Shareholders all of the shares, which shares constitute 100% of the outstanding capital stock of GCI-Cayman, in exchange for 20 million shares of GCI's common stock to be issued on the closing date, which shares constituted 80% of the issued and outstanding shares of GCI's common stock immediately after the closing of the transactions. This share exchange transaction resulted in those Shareholders obtaining a majority voting interest in GCI. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of GCI. The financial year end date of GCI has been changed from May 31 to December 31 effective from the financial year ended December 31, 2004.

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

      We are engaged in the development, manufacture and marketing of broadband networking products and systems for the "last mile" broadband connectivity market. We offer a wide range of basic to high-end modular, upgradeable systems that enable end-users to send and receive high-speed data communications through the Internet Backbone Network. Our products include cables, patch cords, panels, adapters, converters, switches and wireless devices that are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. In late 2004, we entered the fast-growing enterprise VOIP market in China. In early 2005, we signed a reseller agreement with VocalData, Inc., a subsidiary of Tekelec, to become their only software distributor of enterprise VOIP products in China. With respect to hardware, we established OEM relationships with a number of Chinese VOIP equipment manufacturers. We anticipate that our involvement in the connectivity market with distributors will help the future sales of VOIP products to enterprise users and system integrators. With the launch of VOIP products in April 2005, we have started promoting VOIP to enterprises and operators in China. Even thought the sales of VOIP in 2005 represented only 14% of total revenues, we expect that a substantial portion of our 2006 revenue will be derived from VOIP product sales. GCI is currently providing solutions to three types of enterprise markets: small-medium enterprises ("SME"); large corporations; and special interest groups (including retail users).

Business Outlook

      Structured Cable and POF

      Historically, we had two areas of product development: structured cables and POF cables. We have an applied OEM business model to service customers in China and in other parts of the world. According to Qian Jia, a China-based cabling system market research firm, our overall structured cable installation were ranked top 10 in China in 2005. We continue to sell our structured cables to customers in the Middle East. However, the rising copper price has substantially reduced our gross margin. We expect 2006 will be another challenging year for structured cable margin. On the POF side, we anticipate that POF products will be one of the next generation networking mediums because of its higher bandwidth, lower cost and lack of magnetic interference, which may replace copper wire cables. However, due to the entry of competing technologies in the markets for POF, POF technology has not been able to acquire substantial market share. Several large companies have delayed their commercial launch of their POF, and the global market has not developed as rapidly as the Company anticipated. As a result of the uncertain market and its limited financial resources, the Company has, for the immediate future, ceased its POF development and commercialization efforts, and is focusing its resources on its VOIP business (see below) as well as looking at other new opportunities in businesses and technologies in related businesses. We will continue to carefully monitor this sector in 2006, paying particular attention to the market launch plans of our major competitors.

      VOIP

      In late 2004, we decided to enter the fast-growing enterprise VOIP market in China. In early 2005, we signed a reseller agreement with VocalData to become their only software distributor of enterprise VOIP in China. With respect to hardware, we established OEM relationships with a number of Chinese VOIP equipment manufacturers. We anticipate that our involvement in the connectivity market and with distributors will help the future sales of VOIP products to enterprise users and system integrators. During 2005, we provided both VOIP services and equipments and VOIP income accounted for 14% of revenue. The successful installations of the VOIP systems in Motorola China and the agent of China Railcom were two significant milestones in our effort in VOIP market.
While we are further developing our VOIP to meet different customers' requirements, we also incurred higher selling and marketing expenses. We also launched soft phone services which allow corporate users to download the software and install on their computers. Although Soft phone was still at the testing stage, we received positive feedbacks from users as the convenience of making call from their laptop computer while on the road. We expect that a reasonable portion of our 2006 revenue will be derived from VOIP product sales.

Results of Operations for the Years ended December 31, 2005 and 2004.

Revenues. Revenues were $1,461,886 for the year ended December 31, 2005, as compared to $1,714,457 for the same period in 2004. This decrease is attributable to price competition in the whole market, which resulted in a decrease in the price levels of our structured cabling products.

Gross margin. Our gross margin decreased from 27% (2004) to 21% (2005). This decrease is attributable to the increase in raw material prices, including copper and plastic, of cable in 2005.

Gross profit. Gross profit was $308,293 in the year ended December 31, 2005, as compared to $465,106 for the same period in 2004. This decrease was attributable to the increase in raw material prices, including copper and plastic, of cable in 2005.

Operating loss. For the year ended December 31, 2005, operating loss was $2,040,261 as compared to an operating loss of $1,495,534 for the same period in 2004. This increase in operating loss is due in part to an increase in selling, general and administrative expenses primarily attributable to the provision of a receivable outstanding over 1 year of $500,000 as a doubtful account.

Net loss. Net loss was $3,577,791 for the year ended December 31, 2005, as compared to $1,907,601 for the same period in 2004. This significant increase was attributable to an increase in sharing of losses and impairment of investment of $1,597,550 recognized in 2005 regarding Nottingham, provision for doubtful accounts of $500,000 and an increase in general and administrative expenses.

For the year ended December 31, 2005, the net loss per share was $0.053.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,348,554 for the year ended December 31, 2005, as compared to $1,590,640 for the same period in 2004. This increase was primarily attributable to the provision of a receivable outstanding over 1 year of $500,000 as a doubtful account and an increase in general and administrative expenses.

Other expenses. Other expenses were $1,537,530 for the year ended December 31, 2005, as compared to $412,067 for the same period in 2004. This increase was attributable to an increase in the sharing of losses from equity investee and impairment of investment, totaling $1,597,550.

Research & development costs. No research & development costs were incurred for the year ended December 31, 2005, as compared to $370,000 for the same period in 2004. This decrease was attributable to the Company reducing its research.

Income Taxes

No provisions for taxes have been recorded for the year ended December 31, 2005, as we had no assessable taxes for the year.

Liquidity and Capital Resources

As of December 31, 2005, we had $185,185 of cash and cash equivalents and $143,660 of negative working capital as compared to $1,037,292 of cash and cash equivalents and $1,327,333 of working capital, respectively, at December 31, 2004. The account receivables decreased from $266,279 in 2004 to $102,202 in 2005.

Cash flow decreased in 2005 by 82%, from $1,037,292 in 2004 to $185,185. There was a net outflow of cash from operations of $712,082 in 2005 in comparison to a net outflow of $1,362,949, which resulted from the settlement of accounts payable of $1,373,377, in 2004. With respect to cash flow from investing, we have a net cash outflow of $140,217 in 2005 versus a net cash inflow of $1,594,316 in 2004. This represents the net result of an advance to an investee of $100,032 and acquisition of fixed assets of $40,289 in 2005. We had no cashflow from financing activities in 2005 versus a $32,494 net inflow of cash flow from financing in 2004, as a result of repayment of bank loan and restricted cash in 2004.

We have insufficient cash and cash equivalents to operate for the next twelve months. Management has commenced the implementation of a reorganization plan for cutting operating cost and sales stimulation in 2006 to maintain normal operations and improve the performance of the Company.

As a result of our  recurring  losses from  operations  and working  capital and stockholders' deficit, the opinion of our independent registered public accounting firm relating to the financial statements for the year ended December 31, 2005, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Such report states that the ultimate outcome of this matter could not be determined as of the date of the report. Our plans to address the situation are presented above. However, there are no assurance that these endeavors will be successful or sufficient.

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

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, such officers have concluded that, as of December 31, 2005, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

      (b)   Changes in internal control over financial reporting.

      During the year ended December 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 8B. Other Information

      None.

                                   PART III.

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

Our current directors and executive officers are as follows:


Name                        Age              Title

Simon Mu                    48               Chairman  and  Chief   Executive   Officer  of  the
                                             Company

Bruce A. Cole               58               Vice  Chairman,  Secretary  and  President  of  the
                                             Company

Junichi Goto                52               Director of the Company

Regis Kwong                 43               Director of the Company

Peter Wang                  51               Director of the Company

Jonathan Chan               34               Treasurer  and  Chief  Financial   Officer  of  the
                                             Company

Dr. Simon Mu, Chairman and CEO - Dr. Mu is a founder of the Company and has been Chairman of the Board of Directors and CEO since its inception in September 1998. Dr. Mu is also the CEO of China Mineral Acquisition Corporation, a U.S. publicly listed company. He is a Managing Director of Capital Bridge Investment Ltd., a Chinese company specializing in mergers, acquisitions and distressed debt financing in China, since August 2003. Since 1996, Dr. Mu has served as Chairman of the Board of Beijing Marrison World Business Information Systems Company, a computer systems integrator in China, in which Dr. Mu is also a majority shareholder. He was Vice-Chairman of Jinpan International Ltd., an AMEX listed company, from August 1997 to December 1999. From February 1995 to August 1998, Dr. Mu was President of Patron America Inc., a financial advisory company. From September 1993 to January 1995, he served as Vice President of Investment Banking for Salomon Brothers in Hong Kong. Prior to joining Salomon, he was an Assistant Professor at the Lyndon Johnson School, the University of Texas at Austin, from 1991 to 1993. Dr. Mu holds a Masters in Econometrics and a Ph.D. in Planning and Development Finance, both from the University of North Carolina at Chapel Hill. He has a B.S. degree in Urban Planning from Nanjing University.

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

Mr. Peter Wang, Director - Mr. Wang has been a member of the Board of Directors since October 2004. He has ben the Chairman and CEO of Techedge Inc. since June 2004, and China Quantum Communication Limited since October 2000. He was Executive Vice President and Director of Unitech Telecom (now named UTStarcom,
NASDAQ: UTSI) and co-founded US World Communications Group, Inc., United Medical Group, and World PCS, Inc. Mr. Wang also worked at AT&T Bell Labs and
Racal-Milgo Information System on Network Evolution Planning. He was elected Deputy Chairman of the Association of Privately Owned High-tech Enterprises in China. Mr. Wang has a BS in Computer Science and a MS in Electrical Engineering from University of Illinois as well as an MBA in Marketing from Southeast-Nova University.

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

      Based upon review of the Forms 3 and Form 4 filed by the following reporting persons during 2005 fiscal year, such persons have not complied with
Section 16(a) filing requirements:

      Simon Mu filed a late Form 4 reporting the conversion of preferred stock into common stock.

      Bruce A Cole filed a late Form 4 reporting the conversion of preferred stock into common stock.

      Junichi Goto filed a late Form 4 reporting the conversion of preferred stock into common stock.

      Regis Kwong filed a late Form 4 reporting the conversion of preferred stock into common stock.

      Jonathan Chan filed a late Form 4 reporting the conversion of preferred stock into common stock.

      James Walker filed a late Form 3 upon his becoming a member of the company's Board of Director.

Code of Ethics

      In March 2005, we adopted a Code of Ethics and Business Conduct and Insider Trading Policy ("Code") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of such Code is incorporated by reference as Exhibit 14.1 to this annual report. A copy of the Code will be made available to any stockholder, free of charge, upon written request to us at Suite 2021, 20/F, Two Pacific Place, 88 Queensway, Hong Kong.

Board Committees and Designated Directors

      We have an  Audit  Committee  comprised  of three  independent  directors:
Junichi Goto, Peter Wang and Regis Kwong. The Board of Directors has determined that Mr. Junchi Goto is an "audit committee financial expert" and "independent" as defined under the relevant rules of the SEC. We are currently listed on the OTC Bulletin Board and are therefore not required to have a nominating committee or a compensation committee. We will evaluate establishing such committees in the future.

Item 10. Executive Compensation

      Certain executive officers have received cash compensation for services rendered on behalf of the Company. Compensation for services rendered for the year ended December 31, 2005 are listed below:


                                            Annual compensation
                       -----------------------------------------------------------
   Name/Principal                                                                       All other
      Position         Fiscal Year       Salary ($)       Bonus ($)      Other ($)      Comp. ($)
      --------         -----------       ----------       ---------      ---------      ---------
Simon Mu,
Chairman and CEO             2005         $90,000            --              --             --
                             2004         120,000            --              --             --
                             2003         120,000            --              --             --

Bruce Cole, Vice
Chairman, President
and Secretary                2005         $90,000            --              --             --
                             2004         $70,000            --              --             --
                             2003             -0-            --              --             --

      During each of the last three fiscal years, none of our other officers had salary and bonus greater than $100,000. Additionally, our executive officers and/or their respective affiliates will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

      Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2006 by:

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


Names and Addresses                                            Amount and Nature
of Beneficial Owners                                       of Beneficial Ownership(1)            Percent of Class
--------------------                                       --------------------------            ----------------
Simon Mu(2)                                                        21,599,272                         21.60%

Lotus Liberator Fund                                               10,579,240                         10.58%
Room 2703, 27/F, The Centrium
60 Wyndham Street
Central, Hong Kong

Dan Zheng Lee                                                       9,256,832                          9.26%
2 Hudson Court
Franklin Park, New Jersey 08823

Bruce Cole(2)                                                       6,171,216                          6.17%

China Enterprise Investments No. 12 Limited                         5,701,696                          5.70%
P.O. Box 309GT, Ugland House
South Church Street
Georgetown, Grand Cayman
Cayman Islands

Junichi Goto(2)                                                       617,120                          *

Jonathan Chan(2)                                                      493,696                          *

Regis Kwong(2)                                                        308,560                          *

Peter Wang(2)                                                         308,560                          *

All directors and executive officers as a group                    29,498,424                          29.5%
(6 persons)

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

(2) Indicates a director and/or executive officer of the Company. The address of each such individuals is c/o General Components, Inc., Suite 2021, 20/F, Two Pacific Place, 88 Queensway, Hong Kong.

Item 12.  Certain Relationships and Related Transactions

      During the year ended December 31, 2004 and 2005, we sold goods to Beijing Marrison World Business Information Company Limited for US$217,136 and US$6,267 respectively. Dr. Simon Mu, our Chairman and Chief Executive Officer, has a controlling interest in Beijing Marrison World Business Information Company Limited.

      We paid consultancy service fees to Ramwell Industrial Limited of US$370,000 in the year ended December 31, 2004 as compensation for services rendered in accordance with a contract signed in 2001 for future maintenance and engineering consulting services, including improving the POF production, reviewing the quality system and quality assurance system. Mr. Bruce Cole, a our Vice Chairman, President and Secretary, is a director of Ramwell Industrial Limited.

      The amount of US$500,000 due from Nottingham International Limited ("NIL") represents sales of machinery by the Company in 2002 which amount remains outstanding at December 31, 2005. NIL holds a 40% equity interest in Nottingham. The amount is interest-free, unsecured and repayable on demand. Prior to August 2003, Mr. Simon Mu was a director of NIL. As of December 31, 2005, the Company has made full provision for the outstanding balance of US$500,000 due from NIL.

Item 13.  Exhibits

The following Exhibits are filed as part of this report.


Exhibit No.           Description
-----------           -----------
2.1                   Share Exchange Agreement by and between General Components, Inc., a Nevada corporation and General Components, Inc., a Cayman Islands corporation dated
                      September 24, 2004.(1)
2.2                   Stock Purchase Agreement by and among General Components, Inc. and certain
                      Investors listed on Exhibit A thereto dated September 24, 2004.(1)
2.3                   Agreement and Plan of Merger dated as of July 7, 2004 between Pro-Active
                      Solutions, Inc., a Nevada corporation ("Parent"), and General Components,
                      Inc., a Nevada corporation and a direct wholly-owned subsidiary of Parent.(2)
3.1                   Certificate of Incorporation.(3)
3.2                   Certificate of Designation of General Components, Inc.(1)
3.3                   By-laws.(3)
4.1                   Form of Common Stock Certificate.(3)
10.1+                 Dr. Simon Mu Employment Letter
14.1                  Code of Ethics and Insider Trading Policy.
31.1*                 Certification of Chief Executive Officer pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.
31.2*                 Certification of Chief Financial Officer pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.
32.1*                 Certification of Chief Executive Officer pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.
32.2*                 Certification of Chief Executive Officer pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

------------------------------
*  Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference herein to the Periodic Report filed on Form 8-K/A on January 20, 2005.

(2) Incorporated by reference herein to the Periodic Report filed on Form 8-K on July 8, 2004.

(3) Incorporated by reference herein to the General Form for Registration of Securities of Small Business Issuers filed on Form 10-SB January 9, 2002.

(4) Incorporated by reference herein to the Periodic Report filed on Form 8-K/A on November 22, 2004.

Item 14.  Principal Accountant Fees and Services

      The firm of BDO McCabe Lo Limited, formerly known as BDO McCabe Lo & Company acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

AUDIT FEES

      During the fiscal years ended December 31, 2004 and 2005, we have paid our principal accountant $138,846 and $117,732 for the services our principal accountant performed in connection with audit of financial statements.

AUDIT RELATED FEES

      During the fiscal years ended December 31, 2004 and 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

      During the fiscal years ended December 31, 2004 and 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

      During the fiscal years ended December 31, 2004 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

      Our audit committee together with the entire board of directors evaluates and approves in advance the scope and the cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not have any pre-approval policies and procedures.

                            GENERAL COMPONENTS, INC.

                        Consolidated Financial Statements
                 For the years ended December 31, 2005 and 2004

                            GENERAL COMPONENTS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----
Report of Independent Registered Public Accounting Firm                  F1
Consolidated Balance Sheets                                              F2
Consolidated Statements of Operations                                    F3
Consolidated Statements of Stockholders' Equity (Deficit)                F4
Consolidated Statements of Cash Flows                                    F5
Notes to Consolidated Financial Statements                             F6-F13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and stockholders of GENERAL COMPONENTS, INC.

We have audited the accompanying consolidated balance sheets of GENERAL COMPONENTS, INC. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GENERAL COMPONENTS, INC and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been suffering recurring losses from operations and has working capital and stockholders' deficit as of December 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in rgeard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                       /s/ BDO McCabe Lo Limited


Hong Kong, March 29, 2006

                            GENERAL COMPONENTS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,
                                                                             ------------------------
                                                                                 2005          2004
                                                                                  US$           US$
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                     185,185     1,037,292
  Accounts receivable, net of provision                                         102,202       266,279
     for doubtful debts (nil, US$896)
  Inventories (note 3)                                                          568,938       581,874
  Prepaid expenses and other current assets                                      38,253       103,663
                                                                             ----------    ----------
               Total current assets                                             894,578     1,989,108
Property, plant and equipment, net (note 4)                                     111,542       123,136
Investment in and advances to equity investee, net of                                --     1,497,518
        impairment (US$1,422,708, nil)
        (note 5)
Amount due from affiliates, net of provision                                         --       500,000
     for doubtful debts  (US$500,000, nil) (note 9)
Intangible assets (note 6)                                                                     26,771
                                                                             ----------    ----------
               Total assets                                                   1,006,120     4,136,533
                                                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                              572,120       191,709
  Accrued payroll and employees' benefits                                        50,472           472
  Customer deposits                                                              29,070        13,590
  Other accrued liabilities (note 7)                                            386,576       445,555
  Income taxes payable                                                               --        10,449
                                                                             ----------    ----------
               Total current liabilities                                      1,038,238       661,775

Commitments and contingencies (note 10)

Stockholders' equity (deficit) (note 11):
  Common stock, par value $0.001 per share;
    authorized December 31, 2005 - 280,000,000 shares;
    December 31, 2004 - 25,000,000 shares;
    shares issued and outstanding December 31, 2005 - 100,030,000 shares;
    December 31, 2004 - 20,000,000 shares                                       100,030        20,000
  Series A preferred stock, par value $0.001 per share;
    authorized 10,000,000 shares, shares issued and
    outstanding December 31, 2005 - nil;
    December 31, 2004 - 10,000,000 shares                                            --        10,000
Additional paid in capital                                                    7,732,834     7,735,364
Accumulated losses                                                            7,868,397    (4,290,606)
Accumulated other comprehensive income
    - foreign currency translation adjustment                                     3,415            --
                                                                             ----------    ----------
               Total stockholders' equity (deficit)                             (32,118)    3,474,758
                                                                             ----------    ----------
               Total liabilities and stockholders' equity (deficit)           1,006,120     4,136,533
                                                                             ==========    ==========



          See accompanying notes to consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year ended December 31,
                                                                 -----------------------------
                                                                    2005              2004
                                                                     US$               US$
Net sales                                                          1,461,886         1,714,457

Cost of sales                                                     (1,153,593)       (1,249,351)
                                                                 -----------       -----------
Gross profit                                                         308,293           465,106

Selling, general and administrative expenses                      (2,348,554)       (1,590,640)
Research and development costs                                            --          (370,000)
                                                                 -----------       -----------
Operating losses                                                  (2,040,261)       (1,495,534)

Other income (expenses)
    Interest expenses                                                     --           (43,743)
    Interest income                                                    2,479             4,510
    Share of losses and impairment of equity investee             (1,597,550)         (355,060)
    Others, net                                                       57,541           (17,774)
                                                                 -----------       -----------
Total other expenses, net                                         (1,537,530)         (412,067)
                                                                 -----------       -----------
Loss before income taxes                                          (3,577,791)       (1,907,601)

Income taxes (note 8)                                                     --                --
                                                                 -----------       -----------
Net loss                                                          (3,577,791)       (1,907,601)

Foreign currency translation adjustment                                3,415                --
                                                                 -----------       -----------
Comprehensive loss                                                (3,574,376)       (1,907,601)
                                                                 ===========       ===========
Net loss per share
- basic and diluted                                                   (0.053)           (0.319)
                                                                 ===========       ===========
Weighted average common stock outstanding
- basic and diluted                                               68,028,603         5,988,607
                                                                 ===========       ===========



          See accompanying notes to consolidated financial statements.

                            GENERAL COMPONENTS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       Common stock             Series A preferred stock
                               ------------------------------------------------------------

                                                                                                 Additional
                                   Shares                         Shares                          paid-in
                                 outstanding      Amount       outstanding         Amount         capital
                               ------------    ------------    ------------     ------------    ------------
                                                    US$                              US$             US$

Balance at December 31, 2003     18,954,463          18,954              --               --       4,564,593

Conversion of convertible
   loans and accrued
   interests in connection
   with reverse merger            1,045,537           1,046              --               --       1,184,905

Shares created in reverse
  merger                          5,000,000           5,000              --               --          (9,134)

Conversion of common stock
   to series A preferred
   stock                        (20,000,000)        (20,000)     10,000,000           10,000          10,000

Issuance of shares for a 2
   for 1 stock dividend           5,000,000           5,000              --               --          (5,000)

Issuance of shares               10,000,000          10,000              --               --       1,990,000

Net loss                                 --              --              --               --              --
                               ------------    ------------    ------------     ------------    ------------
Balance at December 31, 2004     20,000,000          20,000      10,000,000           10,000       7,735,364

Issuance of common stock to
  a director                         30,000              30              --               --          67,470

Conversion of Series A
  preferred stock to common
  stock                          80,000,000          80,000     (10,000,000)         (10,000)        (70,000)

Foreign currency
translation adjustment                   --              --              --               --              --

Net loss                                 --              --              --               --              --
                               ------------    ------------    ------------     ------------    ------------
Balance at December 31, 2005    100,030,000         100,030              --               --       7,732,834
                               ============    ============    ============     ============    ============


                                Accumulated
                                   other                          Stock-
                               comprehensive    Accumulated      holders'
                                   income         losses      equity (deficit)
                                ------------    ------------  ----------------
                                     US$            US$              US$

Balance at December 31, 2003              --      (2,383,005)      2,200,542

Conversion of convertible
   loans and accrued
   interests in connection
   with reverse merger                    --              --       1,185,951

Shares created in reverse
  merger                                  --              --          (4,134)

Conversion of common stock
   to series A preferred
   stock                                  --              --              --

Issuance of shares for a 2
   for 1 stock dividend                   --              --              --

Issuance of shares                        --              --       2,000,000

Net loss                                  --      (1,907,601)     (1,907,601)
                                ------------    ------------    ------------
Balance at December 31, 2004              --      (4,290,606)      3,474,758

Issuance of common stock to
  a director                              --              --          67,500

Conversion of Series A
  preferred stock to common
  stock                                   --              --              --

Foreign currency
translation adjustment                 3,415             --            3,415

Net loss                                  --      (3,577,791)     (3,577,791)
                                ------------    ------------    ------------
Balance at December 31, 2005           3,415      (7,868,397)        (32,118)
                                ============    ============    ============



          See accompanying notes to consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year ended December 31,
                                                                           --------------------------------
                                                                              2005                 2004
                                                                               US$                  US$
Cash flows from operating activities
  Net loss                                                                 (3,577,791)           (1,907,601)
  Adjustment to reconcile net loss to net cash used
     in operating activities:
  Depreciation and amortization                                                79,092                76,518
  Loss on disposal of property, plant and equipment                             2,681                22,530
  Director's compensation by issuance of common stock                          67,500                    --
  Allowance for inventories                                                   157,388                    --
  Provision for doubtful accounts                                             500,000                    --
  Adjustment  to  reverse  effect of  write-up  of  technology               (154,940)             (154,940)
     rights
  Share of loss of an equity investee                                         329,782               510,000
  Impairment of investment in equity investee                               1,422,708                    --
  Changes in operating assets and liabilities:
     Accounts receivable                                                      164,077             1,356,051
     Bills receivable                                                              --                37,087
     Inventories                                                             (144,452)              (80,372)
     Prepaid expenses and other current assets                                 65,410               (35,301)
     Accounts payable                                                         380,411            (1,373,377)
     Accrued payroll and employee benefits                                     50,000                (8,499)
     Customer deposits                                                         15,480                (4,266)
     Other accrued liabilities                                                (58,979)              223,631
     Income tax payable                                                       (10,449)                   --
     Amounts due to a director                                                     --               (24,410)
                                                                           ----------            ----------
Net cash used in operating activities                                        (712,082)           (1,362,949)
                                                                           ----------            ----------
Cash flows from investing activities
  Purchase of property, plant and equipment                                   (40,289)               (5,744)
  Proceeds from disposal of property, plant and equipment                         104                    60
  Additional contribution in capital                                               --             2,000,000
  Cash advance to an equity investee                                               --              (400,000)
  Payment to an equity investee                                              (100,032)             (614,458)
  Loan from an equity investee                                                     --               614,458
                                                                           ----------            ----------
Net cash from (used in) investing activities                                 (140,217)            1,594,316
                                                                           ----------            ----------
Cash flows from financing activities
  Repayment of bank loans                                                          --              (626,506)
  Increase in restricted cash                                                      --               659,000
                                                                           ----------            ----------
Net cash from financing activities                                                 --                32,494
                                                                           ----------            ----------
Effect of changes in exchange rate                                                192                    --
                                                                           ----------            ----------
Net (decrease) increase in cash and cash equivalents                         (852,107)              263,861
Cash and cash equivalents, beginning of year                                1,037,292               773,431
                                                                           ----------            ----------
Cash and cash equivalents, end of year                                        185,185             1,037,292
                                                                           ==========            ==========
Supplementary  disclosures of cash flow  information:
Cash paid during the year for:
    Interest                                                                       --                43,743
    Income taxes                                                                   --                    --
                                                                           ==========            ==========
Supplementary disclosures of significant non-cash transactions:
    Conversion of convertible loans and accrued loan interest
      in connection with reverse merger                                            --             1,185,951
    Shares created in reverse merger                                               --                (4,134)
    Conversion of common stock to series A preferred stock in
      connection with reverse merger                                               --                10,000
    Issuance of shares for a 2 for 1 stock dividend                                --                 5,000
    Issuance of common stock as compensation to a director                     67,500                    --
                                                                           ==========            ==========



          See accompanying notes to consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

1.  Organization and Basis of Financial Statements

      General Components, Inc. (the "Company" or "GCI") was organized under the laws of the State of Nevada corporation on January 14, 2000, under the name of Pro-Active Solutions, Inc. ("Pro-Active"). On July 7, 2004, Pro-Active changed its name to General Components, Inc., which had only limited operations and had been a development stage company.

      On September 24, 2004, GCI and the Shareholders group of General Components, Inc., ("GCI-Cayman"), a Cayman Islands corporation, (collectively, "Shareholders") closed the transactions contemplated by the share exchange agreement (the "Share Exchange Agreement") of September 24, 2004. Pursuant to the Share Exchange Agreement, Shareholders have agreed to transfer to GCI and GCI has agreed to acquire from the Shareholders all of the shares, which shares constitute 100% of the outstanding capital stock of GCI-Cayman, in exchange for 20 million shares of GCI's common stock to be issued on the closing date, which shares shall constitute 80% of the issued and outstanding shares of GCI's common stock immediately after the closing of the transactions. This share exchange transaction resulted in those Shareholders obtaining a majority voting interest in GCI. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of GCI. The financial year end date of GCI has been changed from May 31 to December 31 effective from the financial year ended December 31, 2004.

      In September 2004, a stock purchase agreement (the "Stock Purchase Agreement") was signed between GCI and a purchaser (the "Purchaser"). Pursuant to the Stock Purchase Agreement, the Purchaser agrees to purchase 20% shares of the outstanding common stock of GCI, subsequent to any shares changes arising from the Share Exchange Agreement as well as the Stock Purchase Agreement, for a consideration of US$2 million.

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

      The principal activity of the Company and its subsidiaries is to provide broadband technology for the "last mile" market. The Company's products are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. The Company has also developed plastic optical fiber ("POF") cable technology and related networking equipment. The Company has filed patents in the USA and Asia on its proprietary POF technology, related manufacturing process and production machinery. The Company currently offers a wide range of entry-level to high-end modular, upgradeable systems in the last mile broadband connectivity market. It also licenses its POF technology and manufacturing process to and procures the production machinery for selected partner customers. In 2005, the POF global market did not develop as rapidly as the Company anticipated. The Company has deferred the commercialization and launch of POF products. Consequently, the Company has ceased research and development on POF.

      The Company has developed a new product line of Voice Over Internet Protocol ("VoIP") by application of specific software and technology of soft switch for provision of voice communication services within the internet environment. The Company has signed a reseller agreement with the supplier to become its sole software distributor of enterprise VoIP products in China.

      The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, negative cash flow from operations of US$712,082 for the year ended December 31, 2005, and has a working capital deficit of US$143,660 and a stockholders' deficit of US$32,118 as of December 31, 2005. The management has to implement a reorganization plan of cutting operating cost and stimulate sales in 2006 to maintain normal operations and improve the performance of the Company. There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

2.  Summary of Significant Accounting Policies - Continued

      Property, plant and equipment-Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

Furniture, fixtures and equipment       5 - 7 years
Motor vehicles                          5 years
Leasehold improvements                  the shorter of 5 years or the lease term

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

      Revenue recognition-Sales of goods are recognized when goods are delivered and title of goods sold has passed to the purchaser and no significant post-delivery obligations remain.

      Comprehensive income-Accumulated other comprehensive income represents the foreign currency translation adjustments and is included in the consolidated statement of stockholders' equity.

      Shipping and handling costs-Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the year ended December 31, 2005 and 2004, shipping and handling costs expensed to selling expenses were US$39,062 and US$52,418, respectively.

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

      Foreign currency translation-The consolidated financial statements of the Company are presented in United States Dollars ("US$"). Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at the exchange rates prevailing at that date. Non-monetary assets and liabilities are stated at historical rates. All exchange differences are dealt with in the income statement.

      On consolidation, the financial statements of subsidiaries are translated from Hong Kong dollars ("HK$") and Renminbi ("RMB"), being the functional currencies of all of the Company's subsidiaries, into US$ in accordance with SFAS No. 52, "Foreign Currency Translation". Accordingly all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the years. The exchange rate between the RMB and the weighted US$ used for the years ended December 31, 2005 and 2004 were RMB8.0702 to US$1.0000 and RMB8.3 to US$1.0, respectively; and the HK$ and the US$ used for the years ended December 31, 2005 and 2004 were both HK$7.80 to US$1.00.

      Post-retirement   and   post-employment   benefits-The   Company  and  its
subsidiaries contribute to a state pension scheme in respect of its PRC employees and a mandatory provident fund scheme in respect of its Hong Kong employees. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

2.  Summary of Significant Accounting Policies - Continued

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

      The Company has not included the Series A preferred stock as common stock equivalents because the effect would be anti-dilutive. The number of dilutive common stocks that would be added to the weighted average common stock outstanding if their effect was not anti-dilutive is 80,000,000 for the year ended December 31, 2004. There was no outstanding Series A preferred stock as of December 31, 2005.

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

      Recent changes in accounting standards - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", SFAS No. 123(R) supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees and amends SFAS No.95, "Statement of Cash Flows". Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) was to be effective from the beginning of the first interim or annual reporting period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS 123(R). As a result, SFAS 123(R) will be effective for small business issuers from the beginning of the first annual reporting period after December 15, 2005, which is the fiscal year ending December 31, 2006 for the Company. The adoption of SFAS NO. 123(R) is not expected to have a material effect on the Company's consolidated financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is the fiscal year ending December 31, 2006 for the Company. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company's operations will depend on future accounting pronouncements or changes in accounting principles.

3.  Inventories

      Inventories by major categories are summarized as follows:

                                                          2005          2004
                                                           US$           US$

Merchandise                                              790,352      641,741
Less: allowances for inventories                        (221,414)     (59,867)
                                                     ------------  -------------
                                                         568,938      581,874
                                                     ============  =============

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

4.  Property, Plant and Equipment

      Property, plant and equipment consist of the following:

                                                           2005          2004
                                                            US$           US$
At cost:
Furniture, fixtures and equipment                          304,862      265,367
Motor vehicles                                              56,523       54,959
Leasehold improvements                                      19,311       18,776
                                                        -----------  -----------
Total                                                      380,696      339,102

Less: accumulated depreciation                            (269,154)    (215,966)
                                                        -----------  -----------
Net book value                                             111,542      123,136
                                                        ===========  ===========

      Depreciation for the years ended December 31, 2005 and 2004 were US$52,322 and US $40,885, respectively.

5.  Investment In and Advances To Equity Investee

                                                           2005          2004
                                                           US$           US$
Investment cost                                                 --           --
Amount due from investee                                 1,860,032    1,760,000
Share of losses                                           (437,324)    (262,482)
Impairment of investment                                (1,422,708)          --
                                                        -----------  -----------
                                                                --    1,497,518
                                                        ===========  ===========

      The Company holds a 20% equity interest in Nottingham Technology Limited ("Nottingham"), formerly known as Nottingham Optical Technology Limited, a Sino-foreign joint venture established in the PRC for the purpose of production of POF products. The consideration for the equity interest was satisfied by means of a transfer of license to technology right - at a recognized capital contribution value of US$1,549,398. Since the technology right represents self-generated development costs, it has been expensed as incurred in the Company's financial statements. Accordingly, the investment cost of the Company for the establishment of Nottingham was assigned with a zero value. The joint venture agreement specifies that the Company is responsible for establishing the POF production line. The Company has employed Ramwell Industrial Limited to set up the production line. Refer to note 9 - Related Party Transactions for details.

      As mentioned on note 1, due to unsatisfactory market conditions in the POF market, the investment in and advance to Nottingham were fully impaired at December 31, 2005.

      The amount due from an equity investee represents an unpaid amount of US $1,760,000 in relation to machinery sold by the Company to Nottingham in 2002 and cash advanced to Nottingham amounting to US $100,000 during 2005. The balance is unsecured, interest free and repayable on demand.

6.  Intangible Assets

                                                           2005          2004
Patents:                                                    US$           US$

At cost                                                     67,373       67,373
Less: accumulated amortization and impairment              (67,373)     (40,602)
                                                        -----------  -----------
Net book value                                                  --       26,771
                                                        ===========  ===========

      Due to unsatisfactory market conditions in the POF market, all patents were fully impaired at December 31, 2005.

7.  Other Accrued Liabilities

      Other accrued liabilities consist of the following:

                                                           2005          2004
                                                            US$           US$

Value added tax payable                                    170,793      218,563
Accrued expenses                                           145,922      153,638
Overpayment from trade debtors                              54,820       54,820
Others                                                      15,041       18,534
                                                        -----------  -----------
                                                           386,576      445,555
                                                        ===========  ===========

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

8.  Income Taxes

      United States

      General Components, Inc. and General Components, Inc. (New Jersey), a wholly owned subsidiary of the Company, are incorporated in the United States of America and are subject to United States of America tax law. No provision for income taxes has been made as they have no taxable income for the year. The applicable federal income tax rate for both of the years ended December 31, 2005 and 2004 is 34%.

      Cayman Islands

      GCI-Cayman, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

      People's Republic of China

      General Components, Inc. (Beijing), a wholly owned subsidiary of the Company, is incorporated in the People's Republic of China ("PRC"). According to relevant PRC tax regulations, High and New Technology Enterprises operating within a New Technology Development Zone are entitled to a reduced Enterprise Income Tax ("EIT") rate of 15%. The subsidiary is recognised as a High and New Technology Enterprise and accordingly is subject to EIT of 15%. Under the same incentive scheme, the subsidiary is entitled to a full exemption from EIT for each of the years ended December 31, 2000, 2001 and 2002. The subsidiary is further entitled to 50% reduction for EIT for 3 years from January 1, 2003 to December 31, 2005. No provision for EIT has been made as the subsidiary has incurred a loss for the years ended December 31, 2005 and 2004.

      Hong Kong

      General Components Limited, a wholly owned subsidiary of the Company, is incorporated in Hong Kong and is subject to Hong Kong profits tax law. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provision for profits tax has been made as the subsidiary has no taxable income for the years ended December 31, 2005 and 2004. The applicable statutory tax rate both years are 17.5%.

      As a result, for the years ended December 31, 2005 and 2004, there is no provision for income taxes for the Company on a consolidated basis.

      A reconciliation between the provision for income taxes computed by applying the statutory tax rate in the PRC, the tax jurisdiction in which the principal subsidiary of the Company is located, to income before income taxes and the actual provision for income taxes is as follows:


                                                                          2005          2004
                                                                           US$           US$

Tax calculated at PRC subsidiary domestic statutory rate of 33%        (1,180,671)    (629,508)
Effect of different tax rates in various jurisdictions                    704,002      306,204
Tax holidays and concessions                                              149,153       60,971
Tax effect of expenses not deductible for tax purpose                      10,615          599
Tax effect of revenue not subject to tax                                  (51,211)     (52,238)
Increase in valuation allowances                                          170,898      138,523
Tax effect of share of unused tax losses of an equity investee            193,380      168,300
Others                                                                      3,834        7,149
                                                                      -------------  ----------
                                                                               --           --
                                                                      =============  ==========

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

8.  Income Taxes - Continued

      The amount of unrecognized deferred tax assets is as follows:


                                                                          2005         2004
                                                                          US$           US$

Future benefit of tax losses                                              604,584       443,886
Depreciation on property, plant and equipment
   in excess of related tax allowances                                      4,168         4,192
Temporary differences in recognition of sales                             (82,124)      (90,370)
Temporary differences in recognition of cost of sales                      33,375        24,159
Temporary differences in treatment of development costs                     1,775        24,559
Others                                                                      7,560        (7,986)
                                                                      -------------   ----------
Net deferred tax assets                                                   569,338       398,440
Valuation allowance for net deferred tax assets                          (569,338)     (398,440)
                                                                      -------------   ----------
Net deferred tax assets                                                         -             -
                                                                      =============   ==========

9.  Related Party Transactions

      During the year ended December 31, 2005 and 2004, the Company sold goods to Beijing Marrison World Business Information Company Limited for US$6,267 and US$217,136, respectively. Mr. Simon Mu, director of the Company, has a controlling interest in Beijing Marrison World Business Information Company Limited.

      The Company paid consultancy service fees to Ramwell Industrial of US$370,000 in the year ended December 31, 2004 as compensation for services in accordance with the contract signed in 2001 for future maintenance and engineering consulting services, including improving the POF production, reviewing the quality system and quality assurance system and so on. Mr. Bruce Cole, a director of the Company, is a director of Ramwell Industrial Limited.

      The amount of US$500,000 due from Nottingham International Limited ("NIL") represents sales of machineries by the Company in 2002 which amount remains outstanding at December 31, 2005. NIL holds a 40% equity interest in Nottingham Technology Limited. The amount is interest-free, unsecured and repayable on demand. Prior to August 2003, Mr. Simon Mu was a director of NIL. As of December 31, 2005, the Company has made full provision of the outstanding balance of US$500,000 due from NIL.

10.  Commitments and Contingencies

      The Company leases premises under various operating leases, certain of which contain escalation clauses. Rental expenses under operating leases included in the statement of income were US$132,059 and US$122,189 for the years ended December 31, 2005 and 2004, respectively.

      The Company was obligated under operating leases requiring minimum rentals as follows:

                                                          2005
Years ending December 31                                   US$
2006                                                     112,264
2007                                                      60,450
                                                         --------
Total minimum lease payments                             172,714
                                                         ========

      Legal proceedings - The Company was named as a defendant in patent infringement suit filed by Panduit Corp. ("Panduit") in connection with its patent entitled "Angled Patch Panel With Cable Support Bar For Network Cable Racks". Panduit filed the complaint in the United States District Court for the Northern District of Illinois, Eastern Division on March 15, 2005. Panduit seeks an injunction against use of the patent and damages to be determined by a jury. As of June 14, 2005, the Notice of Dismissal without Prejudice has been filed and the case was dismissed also.

      There are no other material commitments and contingencies as of December 31, 2005.

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

11.  Stockholders' Equity (Deficit)

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

      In April 2005, the Company increased its authorized common stock from 25,000,000 shares to 280,000,000 shares.

      On May 27, 2005, the Company converted 10,000,000 shares of Series A Preferred Stock into 80,000,000 shares of common stock. There were no Series A Preferred Stock outstanding at December 31, 2005.

      Series A preferred stock

      As mentioned in common stock, the Company converted 20,000,000 shares of common stock into 10,000,000 shares of Series A Preferred Stock in November 2004. All of the Series A Preferred shares were converted into 80,000,000 shares of common stock in May 2005.

12.  Employee Benefits

      The Company contributes to a state pension scheme run by the Chinese government in respect of its employees in China. The expense related to this plan, which is calculated at a range of 12%-22.5% of the average monthly salary, was US$21,592 and US$18,195 for the years ended December 31, 2005 and 2004, respectively.

      According to the Mandatory Provident Fund ("MPF") legislation regulated by the Mandatory Provident Fund Schemes Authority in Hong Kong, with effect from December 1, 2000, the Company is required to participate in a MPF scheme operated by approved trustees in Hong Kong and to make contributions for its eligible employees. The contributions borne by the Company are calculated at 5% of the salaries and wages (monthly contribution is limited to 5% of HK$20,000 for each eligible employee) as calculated under the MPF legislation. The expense related to the MPF in the years ended December 31, 2005 and 2004 amounted to US$2,831 and US$2,758, respectively.

13.  Operating Risk

      Concentrations of major customers and suppliers-A substantial percentage of the Company's sales are made to the following customers and are typically sold on an open account basis.

      Sales to major customers are summarized as follows:


                                                              2005       2004
                                                             ------     ------
                                                               %           %
      Nanjing Railway Computer Engineering Co., Ltd           14.69         --
      Beijing CVC Communications Co., Ltd                     11.02         --
      Beijing Marrison World Business Information Limited        --      12.66
      Beijing He Xin Kang Information Technology Co., Ltd        --      12.60

                            GENERAL COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

13.  Operating Risk - Continued

      A substantial percentage of the Company's merchandises are purchased from the following suppliers.

      Purchase from major suppliers are summarized as follows:


                                                          2005      2004
                                                         ------    ------
                                                            %         %
      Surf Pu Technology Co., Ltd.                        38.66     27.06
      Surtec Industrial Inc.                              15.80      8.81
      Beijing Digital Telecom                                --     16.90
      Fujitsu i-Network Systems (Shanghai) Co., Ltd.         --     13.88

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

14.  Fair Value of Financial Instruments

      Fair  value of the  amounts  due to or from  affiliates  and  stockholders
cannot  be  readily   determined   because  of  the  nature  of  related   party
transactions.

15.  Segment Information

      The Company's sales by geographic destination are as follows:

                                                        2005          2004
                                                         US$           US$

PRC                                                    1,374,533     1,564,765
Others                                                    87,353       149,692
                                                     ------------- ------------
Total net sales                                        1,461,886     1,714,457
                                                     ============= ============

      The location of the Company's identifiable assets are as follows:

                                                         2005          2004
                                                          US$           US$

PRC                                                      940,180     2,704,384
Hong Kong                                                 24,152     1,350,600
USA                                                       41,788        54,778
                                                     ------------- ------------
Net identifiable assets                                1,006,120     4,109,762
Intangible assets                                              -        26,771
                                                     ------------- ------------
                                                       1,006,120     4,136,533
                                                     ============= ============

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April, 2006.

                                     GENERAL COMPONENTS, INC.


                                     By:    /s/ Simon Mu
                                            -----------------------------------
                                            Simon Mu
                                            Chief Executive Officer (Principal
                                            Executive Officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                 Title                                Date
/s/ Simon Mu
-------------------------------         Chairman of the Board of Directors and Chief   April 28, 2006
Simon Mu                                Executive Officer

/s/ Bruce Cole
-------------------------------         Vice Chairman of the Board of Directors,       April 28, 2006
Bruce Cole                              President and Secretary

/s/ Jonathan Chan
-------------------------------         Chief Financial Officer (Principal             April 28, 2006
Jonathan Chan                           Accounting and Financial Officer) and
                                        Treasurer

/s/ Junichi Goto                        Director                                       April 28, 2006
-------------------------------
Junichi Goto

/s/ Regis Kwong                         Director                                       April 28, 2006
-------------------------------
Regis Kwong

/s/ Peter Wang                          Director                                       April 28, 2006
-------------------------------
Peter Wang