Form 10QSB
period 2006-03-31
GENERAL COMPONENTS, INC.
filed 2006-06-02
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

      As of May 31, 2006, there were 100,030,000 shares of the issuer's common stock, par value $0.001 per share, outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.      FINANCIAL INFORMATION ........................................    1

    Item 1.  Condensed Consolidated Financial Statements ..................    1

    Item 2.  Management's Discussion and Analysis or Plan of Operation ....    8

    Item 3.  Controls and Procedures ......................................   11

PART II.     OTHER INFORMATION ............................................   12

    Item 1.  Legal Proceedings ............................................   12

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..   12

    Item 3.  Defaults Upon Senior Securities ..............................   12

    Item 4.  Submission of Matters to a Vote of Security Holders ..........   12

    Item 5.  Other Information ............................................   12

    Item 6.  Exhibits .....................................................   12

                                     PART I.
                              FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                            GENERAL COMPONENTS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets                                         2
Condensed Consolidated Statements of Operations                               3
Condensed Consolidated Statements of Stockholders' Deficit                    4
Condensed Consolidated Statements of Cash Flows                               5
Notes to Condensed Consolidated Financial Statements                          6

                            GENERAL COMPONENTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  March 31      December 31
                                                                                    2006            2005
                                                                                 ----------     -----------
                                                                                     US$             US$
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                      257,993         185,185
     Accounts receivable                                                            102,880         102,202
     Inventories                                                                    600,115         568,938
     Prepaid expenses and other current assets                                       43,563          38,253
                                                                                 ----------      ----------
           Total current assets                                                   1,004,551         894,578
Property, plant and equipment                                                       102,017         111,542
Investment in and advances to equity investee, net of impairment                         --              --
(US$1,422,708, US$1,422,708)
Amounts due from affiliates, net of provision for doubtful debts
(US$500,000, US$500,000)                                                                 --              --
Intangible assets, net of amortization and impairment                                    --              --
(US$67,373, US$67,373)
                                                                                 ----------      ----------
           Total assets                                                           1,106,568       1,006,120
                                                                                 ==========      ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                                707,721         572,120
    Accrued payroll and employees' benefits                                          83,012          50,472
    Customer deposits                                                                68,379          29,070
    Other accrued liabilities                                                       442,682         386,576
                                                                                 ----------      ----------
           Total current liabilities                                              1,301,794       1,038,238

Commitments and contingencies

Stockholders' deficit
    Common stock, par value $0.001 per share; authorized 280,000,000 shares, shares issued and outstanding March 31, 2006 - 100,030,000 shares;
    December 31, 2005 - 100,030,000 shares                                          100,030         100,030
    Series A preferred stock, par value $0.001 per share;
    authorized 10,000,000 shares, Nil share issued and outstanding March 31,
    2006 and December 31, 2005                                                           --              --
    Additional paid in capital                                                    7,732,834       7,732,834
    Accumulated losses                                                           (8,029,792)     (7,868,397)
    Accumulated other comprehensive income
          - foreign currency translation adjustment                                   1,702           3,415
                                                                                 ----------      ----------
           Total stockholders' deficit                                             (195,226)        (32,118)
                                                                                 ----------      ----------
           Total liabilities and stockholders' deficit                            1,106,568       1,006,120
                                                                                 ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three months ended
                                                           March 31
                                                    2006               2005
                                                ------------       ------------
                                                 (unaudited)        (unaudited)
                                                     US$                US$

Net sales                                            496,845            315,456

Cost of sales                                       (361,915)          (231,527)

                                                ------------       ------------
Gross profit                                         134,930             83,929

Selling, general and administrative expenses        (296,694)          (399,206)

                                                ------------       ------------
Operating losses                                    (161,764)          (315,277)
                                                ------------       ------------

Other income (expenses)
    Interest income                                      369                271
    Share of losses of equity investee                    --            (61,265)
    Others, net                                           --               (977)

                                                ------------       ------------
Total other expenses, net                                369            (61,971)
                                                ------------       ------------
Loss before income taxes                            (161,395)          (377,248)

Income taxes                                              --                 --

                                                ------------       ------------
Net loss                                            (161,395)          (377,248)
                                                ------------       ------------

Foreign currency translation adjustment               (1,713)                --

                                                ------------       ------------
Comprehensive loss                                  (163,108)          (377,248)
                                                ============       ============

Net loss per share
    - basic and diluted                               (0.002)            (0.019)
                                                ============       ============

Weighted average common stock outstanding
   - basic and diluted                           100,030,000         20,024,333
                                                ============       ============

     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                           Common stock         Series A preferred stock
                     ----------------------------------------------------
                                                                                           Accumulated                    Stock-
                                                                             Additional       other                      holders'
                        Shares                     Shares                      paid-in    comprehensive   Accumulated     equity
                     outstanding      Amount     outstanding     Amount        capital       Income         losses       (deficit)
                     --------------------------------------------------------------------------------------------------------------
                                       US$                         US$           US$            US$           US$            US$
Balance at
December 31, 2005    100,030,000       100,030            --            --     7,732,834         3,415     (7,868,397)      (32,118)

Foreign currency              --            --            --            --            --        (1,713)            --        (1,713)
translation
adjustment

Net loss                      --            --            --            --            --            --       (161,395)     (161,395)

                     --------------------------------------------------------------------------------------------------------------
Balance at
March 31, 2006       100,030,000       100,030            --            --     7,732,834         1,702     (8,029,792)     (195,226)
                     ==============================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three months ended
                                                                                            March 31
                                                                                     2006             2005
                                                                                  ----------       ----------
                                                                                  (unaudited)      (unaudited)
                                                                                      US$              US$
Cash flows from operating activities
    Net loss                                                                        (161,395)        (377,248)
    Adjustment to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                      6,456           13,636
    Director's compensation by issuance of common stock                                   --           33,750
    Loss on disposal of property, plant and equipment                                     --              680
    Adjustment to reverse effect of write-up of technology rights                    (38,735)         (38,735)
    Share of loss of an equity investee                                               38,735          100,000
    Changes in operating assets and liabilities:
       Accounts receivable                                                               678              899
       Inventories                                                                   (31,177)         (35,365)
       Prepaid expenses and other current assets                                      (5,310)           1,730
       Accounts payable                                                              135,601            8,641
       Accrued payroll and employees' benefits                                        32,540               --
       Customer deposits                                                              39,309            8,638
       Other accrued liabilities                                                      56,106          (56,935)
                                                                                  ----------       ----------
    Net cash provided by (used in) operating activities                               72,808         (340,309)
                                                                                  ----------       ----------
    Cash flows from investing activities
       Purchase of property, plant and equipment                                          --          (11,468)
       Proceeds from sale of property, plant and equipment                                --               12
       Cash advance to an equity investee                                                 --         (100,032)
                                                                                  ----------       ----------
    Net cash used in investing activities                                                 --         (111,488)
                                                                                  ----------       ----------

    Cash flows from financing activities
    Net cash from financing activities                                                    --               --
                                                                                  ----------       ----------

    Net increase (decrease) in cash and cash equivalents                              72,808         (451,797)
    Cash and cash equivalents, beginning of period                                   185,185        1,037,292
                                                                                  ----------       ----------
    Cash and cash equivalents, end of period                                         257,993          585,495
                                                                                  ==========       ==========

    Supplementary disclosures of cash flow information:
       Cash paid during the period for:
           Interest                                                                       --               --
           Income taxes                                                                   --               --
                                                                                  ==========       ==========
    Supplementary disclosures of significant non-cash transaction:
       Issuance of common stock as compensation for a director                            --           67,500
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

      On September 24, 2004, GCI and the Shareholders group of General Components, Inc., ("GCI-Cayman"), a Cayman Islands corporation, (collectively, "Shareholders") closed the transactions contemplated by the share exchange agreement (the "Share Exchange Agreement") dated as of September 24, 2004. Pursuant to the Share Exchange Agreement, Shareholders agreed to transfer to GCI and GCI agreed to acquire from the Shareholders all of the shares, which shares constitute 100% of the outstanding capital stock of GCI-Cayman, in exchange for 20 million shares of GCI's common stock to be issued on the closing date, which shares shall constitute 80% of the issued and outstanding shares of GCI's common stock immediately after the closing of the transactions. This share exchange transaction resulted in those Shareholders obtaining a majority voting interest in GCI. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of GCI. The financial year end date of GCI has been changed from May 31 to December 31 effective from the financial year ended December 31, 2004.

      Stockholders of record on October 14, 2004 of the Company received a share dividend on October 25, 2004 of one share of common stock for each outstanding share of common stock of the Company (the "Dividend"). The transaction increased the total number of outstanding shares of common stock from 5,000,000 to 10,000,000. Prior to the payment of the Dividend, the Company effected a recapitalization of the Company pursuant to which 20,000,000 shares of the Company's outstanding common stock were exchanged for 10,000,000 shares of the Company's Series A Preferred Stock. Each share of Series A Preferred Stock was convertible into eight (8) shares of common stock and each share of Series A Preferred Stock was entitled to eight (8) votes, voting together with the holders of common stock as a single class. All the shares of Series A Preferred Stock were converted into Common Stock on May 27, 2005, resulting in the Company issuing 80,000,000 shares of common stock to the holders of the Series A Preferred Stock and the Series A Preferred Stock being canceled.

      The principal activity of the Company and its subsidiaries is to provide broadband technology for the "last mile" market. The Company's products are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. The Company has also developed plastic optical fiber ("POF") cable technology and related networking equipment. The Company has filed patents in the USA and Asia on its proprietary POF technology, related manufacturing process and production machinery. The Company currently offers a wide range of entry-level to high-end modular, upgradeable systems in the last mile broadband connectivity market. It also licenses its POF technology and manufacturing process to and procures the production machinery for selected partner customers. In 2005, the POF global market has not developed as rapidly as the Company anticipated. The Company has deferred the commercialization and launch of POF products. Consequently, the Company has slowed down the research and development on POF.

      The Company has developed a new product line of Voice Over Internet Protocol ("VoIP") by application of specific software and technology of soft switch for provision of voice communication services within the internet environment. The Company has signed a reseller agreement with the supplier to become its sole software distributor of enterprise VoIP products in China.

      The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, negative cash flow from operations of US$712,082 for the year ended December 31, 2005 and has a working capital deficit of US$143,660 and a stockholders' deficit of US$32,118 as of December 31, 2005 and a working capital deficit of US$297,243 and a stockholders' deficit of US$195,226 as of March 31, 2006. Management has implemented a reorganization plan of cutting operating costs and stimulating sales in order to maintain normal operations and improve the performance of the Company. The Company cannot assure that the Company will have the ability to implement its business plan and ultimately attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company by unable to continue as a going concern.

2. Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by the Company and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore, do not necessarily include all information and footnote disclosures required by generally accepted accounting principles.

      These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of the Company, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual audited financial statements for the year ended December 31, 2005. The Company follows the same accounting policies in preparation of interim reports.

      Results of operations for the interim periods are not necessarily indicative of annual results.

3. Invetories

      Inventories by major categories are summarized as follows:

                                              March 31, 2006   December 31, 2005
                                                    US$               US$
   Merchandise                                    822,998           790,352
   Less: allowances for inventories              (222,883)         (221,414)
                                                 --------          --------
                                                  600,115           568,938
                                                 ========          ========

4. Commitments and Contingencies

      The Company was obligated under operating leases requiring minimum rentals as follows:

                                                                        US$
   Nine months ending December 31, 2006                                74,089
   Year ending December 31, 2007                                       61,403
                                                                      -------
   Total minimum lease payments                                       135,492
                                                                      =======

      There are no other material commitments and contingencies.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

      This Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including our statements regarding increases in sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be affected by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

      Valuation of long-lived asset - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

      Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Business Outlook

      The first quarter is normally a slow sales season in China due to the Lunar Chinese New Year holidays. The impact is even greater in manufacturing businesses because a large portion of the workforce takes a long holiday and facilities are temporarily closed for an entire month. However, owing to the continuing increase in the prices of raw materials, including copper and plastic, many of the distributors are willing to stock inventory rather than purchase on a "just-in-time" basis, allowing us to sell additional product in the first quarter of 2006. We have also developed relationships with a few new distributors in China. Beijing Tsinghua Lihe, one of our new customers, contributed to over 30% of our first quarter revenue. Nanjing Railway computer, a long standing customer, substantially increased its purchase from us. As a result of these additional customers as well as our recent success in obtaining new projects, sales for the first quarter of 2006 were better than the previous year. Our continued efforts to strengthen relationships with raw material providers, enabled us to ensure our supply stabilities, reasonable costs and the maintenance of a competitive gross margin.

      Structured Cable and POF

      Historically, we had two areas of product development: structured cables and POF cables. We have an applied OEM business model to service customers in China and in other parts of the world. According to Qian Jia, a China-based cabling system market research firm, our overall structured cable installation were ranked top 10 in China in 2005. We continue to sell our structured cables to customers in the Middle East. However, rising copper prices have substantially reduced our gross margin. We expect 2006 will be another challenging year for our structured cable business. On the POF side, although we anticipate that POF products will be one of the next generation networking mediums because of its higher bandwidth, lower cost and lack of magnetic interference, due to the entry of competing technologies in the markets for POF, POF technology has not been able to acquire substantial market share. Several large companies have delayed their commercial launch of POF, and the global market has not developed as rapidly as the Company anticipated. As a result of the uncertain market and its limited financial resources, the Company has, for the immediate future, ceased its POF development and commercialization efforts, and is focusing its resources on its VOIP business (see below) as well as looking at other new opportunities in businesses and technologies in related businesses. We will continue to carefully monitor this sector in 2006, paying particular attention to the market launch plans of our major competitors.

      VOIP

      In late 2004, we decided to enter the fast-growing enterprise VOIP market in China. In early 2005, we signed a reseller agreement with VocalData to become their only software distributor of enterprise VOIP in China. With respect to hardware, we established OEM relationships with a number of Chinese VOIP equipment manufacturers. We anticipate that our involvement in the connectivity market and with distributors will help the future sales of VOIP products to enterprise users and system integrators. During 2005, we provided both VOIP services and equipment to customers and VOIP income accounted for 14% of revenue. The successful installations of VOIP systems in Motorola China and the agent of China Railcom were two significant milestones in our effort in the VOIP market. While we are further developing our VOIP products to meet different customers' requirements, we also incurred higher selling and marketing expenses in the first quarter due to these efforts. We also launched soft phone services, which allow corporate users to make phone calls from their laptop computers. Although soft phone is still at the testing stage, we have received positive feedback from users due to the convenience of making call from their laptop computer while on the road.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Revenues were $496,845 for the three months ended March 31, 2006, as compared to $315,456 for the same period in 2005. This represents an increase of 58% as the Company has developed new distributors that are maintaining higher levels of inventory.

Gross Margin. Gross margin is 27% for both period ended March 31, 2006 and 2005.

Gross profit was $134,930 in the three months ended March 31, 2006, as compared to $83,929 for the same period in 2005, due to the Company's higher level of sales.

For the three months ended March 31, 2006, operating loss was $161,764 and operating expenses were $296,694, as compared to $315,277 and $399,206, respectively, for the same period in 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $296,694 for the three months ended March 31, 2006, as compared to $399,206 for the same period in 2005. The decrease in selling, general and administrative expenses is attributable to a reduction in the fees paid to our directors and management actively implementing a cost saving policy in 2006 to overcome our financial difficulties.

Other income (expenses). Other income was $369 for the three months ended March 31, 2006, as compared to other expenses of $61,971 for the same period in 2005. The decrease in other expenses is mainly the result of discontinuing share of losses from the equity investee in 2006.

Income Taxes

No provision for taxes has been recorded for the three months ended March 31, 2006, as we had no assessable profits for the year.

Net loss

Net loss was $161,395 for the three months ended March 31, 2006, as compared to $377,248 for the same period in 2005. The decrease in net loss is mainly attributable to a reduction in the fees paid to our directors and management actively implementing a cost saving policy in 2006 to overcome our financial difficulties.

For the three months ended March 31, 2006, the net loss per share was $0.002.

Liquidity and Capital Resources

As of March 31, 2006, we had $257,993 of cash and cash equivalents and $297,243 of negative working capital as compared to $185,185 and $143,660, respectively, at December 31, 2005.

There was a net inflow of cash from operations of $72,808 in the quarter ended March 31, 2006 as comparison to a net outflow of $340,307 in the quarter ended March 31, 2005, which resulted from the deferred settlement of accounts payable of $135,601 and other accrued liabilities of $56,106. There was no cash flow from investing activities in the first quarter of 2006, while we had a net cash outflow of $111,488 in 2005.

We may not have sufficient cash and cash equivalents to operate for the next twelve months. Management has commenced the implementation of a reorganization plan to cut operating costs and generate sales in 2006 to maintain normal operations and improve the performance of the Company.

As a result of the Company's recurring losses from operations and working capital deficit, the report of our independent registered public accounting firm relating to the financial statements as of and for the year ended December 31, 2005 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Such report states the ultimate outcome of this matter could not be determined as of the date of such report, which was March 29, 2006. Our plans to address this situation are presented above. However, there are no assurances that these endeavors will be successful and sufficient.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006 our disclosure controls and procedures were effective.

There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

                                    PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the first quarter ended March 31, 2006.

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

Dated: May 31, 2006

                                        GENERAL COMPONENTS, INC.


                                        By: /s/ Simon Mu
                                            ------------------------------------
                                            Name:  Simon Mu
                                            Title: Chief Executive Officer
                                                   (Principal Executive Officer)

                                        GENERAL COMPONENTS, INC.


                                        By: /s/ Jonathan Chan
                                            ------------------------------------
                                            Name:  Jonathan Chan
                                            Title: Chief Financial Officer
                                                   (Principal Accounting and
                                                   Financial Officer)