Form 10QSB
period 2006-06-30
GENERAL COMPONENTS, INC.
filed 2006-08-21
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission file number: 000-33483

                            General Components, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Nevada                                88-0496645
---------------------------------           ------------------------------------
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

      As of August 12, 2006, there were 100,030,000 shares of the issuer's common stock, par value $0.001 per share, outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION................................................1

      Item  1. Condensed Consolidated Financial Statements...................1

      Item  2. Management's Discussion and Analysis or Plan of Operation.....9

      Item  3. Controls and Procedures......................................13

PART II. OTHER INFORMATION..................................................14

      Item  1. Legal Proceedings............................................14

      Item  2. Unregistered Sales of Equity Securities and Use of Proceeds..14

      Item  3. Defaults Upon Senior Securities..............................14

      Item  4. Submission of Matters to a Vote of Security Holders..........14

      Item  5. Other Information............................................14

      Item  6. Exhibits.....................................................14

                                    PART I.
                              FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements



                            GENERAL COMPONENTS, INC.

                INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                          Page

Condensed Consolidated Balance Sheets as of June 30, 2006                   2

Condensed Consolidated Statements of Operations for the three
  and six months ended June 30, 2006                                        3

Condensed Consolidated Statements of Stockholders' Deficit
  for the six months ended June 30, 2006                                    4

Condensed Consolidated Statements of Cash Flows for the
  six months ended June 30, 2006                                            5

Notes to Condensed Consolidated Financial Statements                        6

                            GENERAL COMPONENTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       June 30     December 31
                                                        2006           2005
                                                     ----------    -----------
                                                    (unaudited)
                                                        US$            US$
                                     ASSETS
Current assets:
  Cash and cash equivalents                             227,688        185,185
  Accounts receivable                                     9,391        102,202
  Inventories                                           498,398        568,938
  Prepaid expenses and other current assets              35,084         38,253
                                                     ----------    -----------
      Total current assets                              770,561        894,578
Property, plant and equipment                            92,073        111,542
Investment in and advances to equity investee, net
  of impairment (US$1,422,708, US$1,422,708)                 --             --
Amounts due from affiliates, net of provision for
  doubtful debts (US$500,000, US$500,000)                    --             --
                                                     ----------    -----------
      Total assets                                      862,634      1,006,120
                                                     ==========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                      627,932        572,120
  Accrued payroll and employees' benefits                73,077         50,472
  Customer deposits                                      53,954         29,070
  Other accrued liabilities                             474,199        386,576
                                                     ----------    -----------
      Total current liabilities                       1,229,162      1,038,238

Commitments and contingencies

Stockholders' deficit:
  Common stock, par value $0.001 per share;
    authorized 280,000,000 shares, 100,030,000
    shares issued and outstanding
    June 30, 2006 and December 31, 2005                 100,030        100,030
  Series A preferred stock, par value $0.001 per
    share; authorized 10,000,000 shares,
    Nil share issued and outstanding
    June 30, 2006 and December 31, 2005                      --             --
  Additional paid in capital                          7,732,834      7,732,834
  Accumulated losses                                 (8,201,016)    (7,868,397)
  Accumulated other comprehensive income
     - foreign currency translation adjustment            1,624          3,415
                                                     ----------    -----------
      Total stockholders' deficit                      (366,528)       (32,118)
                                                     ----------    -----------
      Total liabilities and stockholders' deficit       862,634      1,006,120
                                                     ==========    ===========

     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three months ended               Six months ended
                                                         June 30                         June 30
                                                   2006            2005            2006            2005
                                               ------------    ------------    ------------    ------------
                                               (unaudited)      (unaudited)     (unaudited)     (unaudited)
                                                   US$              US$             US$             US$
Net sales                                           755,191         300,831       1,252,036         616,287

Cost of sales                                      (580,378)       (222,959)       (942,294)       (454,486)
                                               ------------    ------------    ------------    ------------
Gross profit                                        174,813          77,872         309,742         161,801

Selling, general and administrative expenses       (344,032)       (684,532)       (640,725)     (1,083,738)
                                               ------------    ------------    ------------    ------------
Operating losses                                   (169,219)       (606,660)       (330,983)       (921,937)

Other income (expenses)
    Interest expenses                                  (324)             --            (324)             --
    Interest income                                     744           1,081           1,113           1,352
    Share of losses of an equity investee                --         (75,968)             --        (137,530)
    Others, net                                      (2,425)          9,051          (2,425)          8,371
                                               ------------    ------------    ------------    ------------
Total other expenses, net                            (2,005)        (65,836)         (1,636)       (127,807)
                                               ------------    ------------    ------------    ------------
Loss before income taxes                           (171,224)       (672,496)       (332,619)     (1,049,744)

Income taxes                                             --              --              --              --
                                               ------------    ------------    ------------    ------------
Net loss                                           (171,224)       (672,496)       (332,619)     (1,049,744)

Foreign currency translation adjustment                 (77)             --          (1,791)             --
                                               ------------    ------------    ------------    ------------
Comprehensive loss                                 (171,301)       (672,496)       (334,410)     (1,049,744)
                                               ============    ============    ============    ============
Net loss per share
- basic and diluted                                  (0.002)         (0.013)         (0.003)         (0.030)
                                               ============    ============    ============    ============

Weighted average common stock outstanding
- basic and diluted                             100,030,000      50,799,231     100,030,000      35,496,796
                                               ============    ============    ============    ============

       See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                  Common stock          Series A preferred stock
                           -------------------------   -------------------------
                              Shares                      Shares
                           outstanding     Amount      outstanding      Amount
                           -----------   -----------   -----------   -----------
                                            US$                          US$
Balance at
 December 31, 2005         100,030,000       100,030            --            --

Foreign currency
 translation adjustment             --            --            --            --

Net loss                            --            --            --            --

                           -----------   -----------   -----------   -----------
Balance at June 30, 2006   100,030,000       100,030            --            --
                           ===========   ===========   ===========   ===========

                                         Accumulated
                          Additional        other                          Stock-
                            paid-in     comprehensive    Accumulated      holders'
                            capital        Income           losses        deficit
                          -----------   -------------    -----------    -----------
                              US$            US$             US$            US$
Balance at
 December 31, 2005          7,732,834           3,415     (7,868,397)       (32,118)

Foreign currency
 translation adjustment            --          (1,791)            --         (1,791)

Net loss                           --              --       (332,619)      (332,619)

                          -----------   -------------    -----------    -----------
Balance at June 30, 2006    7,732,834           1,624     (8,201,016)      (366,528)
                          ===========   =============    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                            GENERAL COMPONENTS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six months ended
                                                                   June 30
                                                            2006            2005
                                                         ------------    ------------
                                                          (unaudited)     (unaudited)
                                                              US$             US$
Cash flows from operating activities
   Net loss                                                  (332,619)     (1,049,744)
   Adjustment to reconcile net loss to net cash used
    in operating activities:
   Depreciation and amortization                               19,931          29,608
   Provision for doubtful accounts for an affiliate                --         125,000
   Director's compensation by issuance of common
    stock                                                          --          67,500
   Loss on disposal of property, plant and
    equipment                                                   3,328           2,078
   Adjustment to reverse effect of write-up of
    technology rights                                         (77,470)        (77,470)
   Share of loss of an equity investee                         77,470         215,000
   Changes in operating assets and liabilities:
     Accounts receivable                                       92,811         126,182
     Inventories                                               68,475         (12,906)
     Prepaid expenses and other current assets                  3,169          (1,139)
     Accounts payable                                          55,812          21,934
     Accrued payroll and employees' benefits                   22,605          24,365
     Customer deposits                                         24,884          21,455
     Other accrued liabilities                                 87,623         (80,346)
     Income tax payable                                            --         (10,449)
                                                         ------------    ------------
   Net cash generated from (used in) operating
    activities                                                 46,019        (598,932)
                                                         ------------    ------------
   Cash flows from investing activities
     Purchase of property, plant and equipment                 (3,031)        (35,481)
     Proceeds from sale of property, plant and
       equipment                                                   34             102
     Cash advance to an equity investee                            --        (100,032)
                                                         ------------    ------------
   Net cash used in investing activities                       (2,997)       (135,411)
                                                         ------------    ------------
   Cash flows from financing activities
   Net cash from financing activities                              --              --
                                                         ------------    ------------
   Effect of foreign currencies on cash flows                    (519)             --
                                                         ------------    ------------
   Net increase (decrease) in cash and cash
      equivalents                                              42,503        (734,343)
   Cash and cash equivalents, beginning of period             185,185       1,037,292
                                                         ------------    ------------
   Cash and cash equivalents, end of period                   227,688         302,949
                                                         ============    ============

   Supplementary disclosures of cash flow information:
    Cash paid during the period for:
     Interest                                                     324              --
     Income taxes                                                  --              --
                                                         ============    ============
   Supplementary disclosures of significant
         non-cash transaction:
    Issuance of common stock as compensation to a
         director                                                  --          67,500
    Conversion of Series A preferred stock to
         common stock                                              --          80,000
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

      The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations up to and including the six months ended June 30, 2006, and has a working capital deficit of US$458,601 and a stockholders' deficit of US$366,528 as of June 30, 2006. Management has to implement a reorganization plan to cut operating costs and stimulate sales in 2006 in order to maintain normal operations and improve the performance of the Company. There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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


3. Inventories

Inventories by major categories are summarized as follows:

                                                      June 30,     December 31,
                                                        2006           2005
                                                         US$            US$
Merchandise                                             721,877         790,352
Less: allowances for inventories                       (223,479)       (221,414)
                                                   ------------    ------------
                                                        498,398         568,938
                                                   ============    ============

4. Other Accrued Liabilities

Other accrued liabilities consist of the following:

                                                      June 30,     December 31,
                                                        2006           2005
                                                         US$            US$
Value added tax payable                                   195,080        170,793
Accrued expenses                                          193,932        145,922
Overpayment from trade debtors                             54,820         54,820
Others                                                     30,367         15,041
                                                     ------------   ------------
                                                          474,199        386,576
                                                     ============   ============

5. Commitments and Contingencies

      The Company was obligated under operating leases requiring minimum rentals as follows:

                                                                          US$
Six months ending  December 31, 2006                                    46,270
Years ending December 31,
   2007                                                                 59,153
   2008                                                                 29,113
                                                                        -------
Total minimum lease payments                                            134,536
                                                                        =======

      Rental expenses paid for the six months ended June 30, 2006 and 2005 were US$82,771 and US$69,510 respectively.

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

Business Overview

      General Components, Inc. ("we", "us", "our", the "Company", or "GCI") was incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. On July 7, 2004, we changed our name to General Components, Inc. Our predecessor was founded in 1998. We are engaged in the development, manufacturing and marketing of broadband networking products and systems for the "last mile" broadband connectivity market. We currently offer a wide range of basic to high-end modular, upgradeable systems that enable end-users to send and receive high-speed data communications through the Internet Backbone Network. Our products include cables, patch cords, panels, adapters, converters, switches and wireless devices that are produced by OEM manufacturers and sold under the "General Components" and "Reachhome" brands. In late 2004, we entered the fast-growing enterprise VOIP market in China. In early 2005, we signed a reseller agreement with VocalData, Inc., a subsidiary of Tekelec, to become their only software distributor of enterprise VOIP products in China. With respect to hardware, we established OEM relationships with a number of Chinese VOIP equipment manufacturers.

      The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company's Annual Report on Form 10-KSB.

Business Outlook

      Year 2006 has been a challenging year, with wide fluctuation of raw materials prices, including copper and plastic, and keen competition in the last-mile market, which has forced the Company to accelerate its plans to restructure the strategy of the business as a whole. Subject to the fluctuation of raw materials prices, many of our distributors are willing to stock up on and hold inventory rather than purchase on a "just-in-time" basis, which led to increase in volume over the first quarter of 2006. In addition to developing a few new large distributors in China, sales volume has stabilized at a reasonable level. Beijing Tsinghua Lihe, one of our new distributors, accounted for over 44% of our first 6 months' revenue. Nanjing Railway computer, a long standing customer, substantially increased its purchases from us, and accounted for over 23% of our first 6 months' revenue. As a result of these additional sales as well as our recent success in obtaining new projects, turnover in the first six months of 2006 has increased over 100% comparing with the same period last year.

      As a consequence, the Company has been actively looking for partners to jointly develop its VOIP business. Management believes that its negotiations with a potential partner are promising.

      Structured Cable and POF

      Historically, we engaged in two areas of product development: structured cables and POF cables. We have applied an OEM business model to service customers in China and other parts of the world. According to Qian Jia, a China-based cabling system market research firm, our overall structured cable installation were ranked in the top 10 in China in 2005. We also continue to sell our structured cables to customers in the Middle East. However, rising copper prices have substantially reduced our gross margin. On the POF side, although we anticipate that POF products will be one of the next generation networking mediums because of its higher bandwidth, lower cost and lack of magnetic interference, due to the entry of competing technologies in the markets for POF, POF technology has not been able to acquire substantial market share. Several large companies have already delayed their commercial launch of POF, and the global market has not developed as rapidly as the Company anticipated. As a result of uncertainty in the market and our limited financial resources, we have ceased our POF development and commercialization efforts. However, we will continue to carefully monitor this sector in 2006, paying particular attention to the market launch plans of our major competitors.

      VOIP

      In late 2004, we decided to enter the fast-growing enterprise VOIP market in China. In early 2005, we signed a reseller agreement with VocalData to become their only software distributor of enterprise VOIP in China. With respect to hardware, we established OEM relationships with a number of Chinese VOIP equipment manufacturers. We anticipate that our involvement in the connectivity market and with distributors will help the future sales of VOIP products to enterprise users and system integrators. However, during 2005, income from VOIP services and equipment accounted for only 14% of revenue. Further development of the Company's VOIP business requires investment in our marketing and distribution channels. With the Company's current financial condition, it is difficult to channel sufficient funds from internal sources to fund the development of our VOIP business. As a consequence, the Company has been actively looking for partners to jointly develop its VOIP business and believes that its negotiation with one potential partner may result in a transaction.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues. Revenues were $755,191 for the three months ended June 30, 2006, as compared to $300,831 for the same period in 2005. The significant increase in revenue in the second quarter of 2006 as compared to 2005 was due to the improvement of our sales strategy and the restructuring of our sales model in China for our structured cable products. Due to the fluctuation of raw material prices, many of the distributors are willing to stock up on and hold inventory rather than purchase on a "just-in-time" basis. Because of this willingness to "stock up", the sales volume and turnover have been increased. The Company's top three customers contributed more than 77% of our total revenues for the three months ended June 30, 2006. These top three customers are distributors based in middle and North-Eastern China.

Gross Margin. Gross margin decreased from 25.89% for the three months ended 2005 to 23.15% for the same period in 2006. The main reason for the fluctuation was caused by the sales mix. However, the Company has improved the sales and pricing strategies to increase turnover and sales volume. Sales volume increases could generate a greater gross profit compared to the prior year, even though it does not affect our margins.

Gross profit was $174,813 for the three months ended June 30, 2006, as compared to $77,872 for the same period in 2005, owing primarily to the significant increase in revenue offset in part by lower margins.

For the three months ended June 30, 2006, operating loss was $169,219 as compared to $606,660 for the same period in 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $344,032 for the three months ended June 30, 2006, as compared to $684,532 for the same period in 2005. The decrease in selling, general and administrative expenses is attributable to a reduction in the fees paid to our directors, the active implementation of a cost saving policy in 2006 and reduction of provision for doubtful accounts.

Other income (expenses). Other expense was $2,005 for the three months ended June 30, 2006, as compared to $65,836 for the same period in 2005. The decrease in other expenses is mainly the result of discontinuing share of losses from an equity investee in 2006.

Net loss. Net loss was $171,224 for the three months ended June 30, 2006, as compared to $672,496 for the same period in 2005. The decrease in net loss is mainly attributable to the decrease in general and administrative expenses and share of losses from an equity investee.

For the three months ended June 30, 2006, the basic and diluted loss per share was $0.002.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues. Revenues were $1,252,036 for the six months ended June 30, 2006, as compared to $616,287 for the same period in 2005. The significant increase in revenue in the six months ended June 30, 2006 as compared to the same period in 2005 is due to the improvement of our sales strategy and the restructuring of our sales model in China market for our structured cable products. On the other hand, due to the fluctuation of raw material prices, many of the distributors are willing to stock up on inventory holding rather than purchase on a "just-in-time" basis. The sales volume and turnover have been pushed up during the period. The Company's top three customers contributed more than 74% of our total revenues for the six months ended June 30, 2006. These top three customers are distributors based in middle and North-Eastern China.

Gross Margin. Gross margin decreased from 26.25% for the six months ended June 30, 2005 to 24.74% in the same period of 2006. However, the Company has also improved the sales and pricing strategies to increase turnover. Sales volume increases could generate a greater gross profit compared to the prior year, even though it does not affect our margins.

Gross profit was $309,742 for the six months ended June 30, 2006, as compared to $161,801 for the same period in 2005. This is primarily caused by significant increase of revenue.

For the six months ended June 30, 2006, operating loss was $330,983 as comparison to $921,937 for the same period in 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $640,725 for the six months ended June 30, 2006, as compared to $1,083,738 for the same period in 2005. The decrease in selling, general and administrative expenses is attributable to a reduction in the fees paid to our directors, the active implementation of a cost saving policy in 2006 and reduction of provision for doubtful accounts.

Other income (expenses). Other expense was $41,636 for the six months ended June 30, 2006, as compared to $127,807 for the same period in 2005. The decrease in other expenses is mainly the result of the discontinuance share of losses from an equity investee in 2006.

Net loss. Net loss was $332,619 for the six months ended June 30, 2006, as compared to $1,049,744 for the same period in 2005. The decrease in net loss is mainly attributable to the decrease in general and administrative expenses and losses from an equity investee.

For the six months ended June 30, 2006, the basic and diluted loss per share was $0.003.

Income Taxes

No provision for taxes has been recorded for the three and six months ended June 30, 2006, as we had no assessable profits for the year.

Liquidity and Capital Resources

As of June 30, 2006, we had $227,688 of cash and cash equivalents and $458,601 of negative working capital as compared to $185,185 and $143,660, respectively, at December 31, 2005.

There was a net inflow of cash from operations of $46,019 in the six months ended June 30, 2006 as compared to a net outflow of $598,932 in the six months ended June 30, 2005. This resulted predominantly from the reduction of net loss of $717,125 and a reduction in our share of the loss in an equity investee of $137,530 in the six months ended June 30, 2006, compared with the same period last year. The net cash used in investing activities of $2,997 in the six months ended June 30, 2006 as comparison to a net cash outflow of $135,411 in the six months ended June 30, 2005, is resulted from the cash advance to an equity investee in 2005 of $100,032.

We have insufficient cash and cash equivalents to operate for the next twelve months. Management has commenced the implementation of a reorganization plan to reduce operating costs and generate sales in 2006 to maintain normal operations and improve the performance of the Company. In addition, management may seek a merger partner that would be interested in merging an existing operating business into the Company.

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

Item 3. Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures were effective.

For the quarter ended June 30, 2006 there were no changes in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

Item 1.     Legal Proceedings

      Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the second quarter ended June 30, 2006.

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


Dated: August 21, 2006

                                       GENERAL COMPONENTS, INC.


                                       By: /s/ Simon Mu
                                           -----------------------------
                                           Name:  Simon Mu
                                           Title: Chief Executive Officer
                                                  (Principal Executive Officer)

                                       GENERAL COMPONENTS, INC.


                                       By: /s/ Jonathan Chan
                                           -----------------------------
                                          Name:   Jonathan Chan
                                          Title:  Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)