Form 10QSB
period 2006-09-30
GENERAL COMPONENTS, INC.
filed 2006-11-20
CIK 1160764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______________ to _______________
Commission file number: 000-33483

General Components, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0496645
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 2021, 20F, Two Pacific Place 88 Queensway Hong Kong
(Address of Principal Executive Offices)

852-2167-8298
(Issuer’s Telephone Number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of October 27, 2006, there were 279,997,207 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

i

PART I.
FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

GENERAL COMPONENTS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

GENERAL COMPONENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2006	December 31 2005
	(unaudited)
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	149,997	185,185
Accounts receivable, net of provision for doubtful debts (US$7,890, Nil)	40,512	102,202
Inventories, net	686,423	568,938
Prepaid expenses and other current assets	33,592	38,253
Total current assets	910,524	894,578
Property, plant and equipment	85,452	111,542
Investment in and advances to equity investee, net of impairment (US$1,422,708, US$1,422,708)	-	-
Amounts due from affiliates, net of provision for doubtful debts (US$500,000, US$500,000)	-	-
Total assets	995,976	1,006,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	742,156	572,120
Secured convertible notes	165,000	-
Accrued payroll and employees’ benefits	67,908	50,472
Customer deposits	78,270	29,070
Other accrued liabilities	414,614	386,576
Total current liabilities	1,467,948	1,038,238

Commitments and contingencies

Stockholders’ deficit:
Common stock, par value $0.001 per share; authorized 280,000,000 shares, 100,030,000 shares issued and outstanding September 30, 2006 and December 31, 2005	100,030	100,030
Series A preferred stock, par value $0.001 per share; authorized 10,000,000 shares, Nil share issued and outstanding September 30, 2006 and December 31, 2005	-	-
Additional paid in capital	7,732,834	7,732,834
Accumulated losses	(8,304,555)	(7,868,397)
Accumulated other comprehensive income
- foreign currency translation adjustment	(281)	3,415
Total stockholders’ deficit	(471,972)	(32,118)
Total liabilities and stockholders’ deficit	995,976	1,006,120

See accompanying notes to condensed consolidated financial statements.

GENERAL COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$

Net sales	797,174	449,726	2,049,210	1,066,013

Cost of sales	566,154	352,184	1,508,448	806,670

Gross profit	231,020	97,542	540,762	259,343

Selling, general and administrative expenses	334,457	1,369,787	975,182	2,453,525

Operating losses	(103,437)	(1,272,245)	(434,420)	(2,194,182)

Other income (expenses)
Interest expenses	(1,554)	-	(1,878)	-
Interest income	256	281	1,369	1,633
Share of losses of an equity investee	-	24,735	-	(112,795)
Others, net	1,196	(63,118)	(1,229)	(54,747)

Total other expenses, net	(102)	(38,102)	(1,738)	(165,909)
Loss before income taxes	(103,539)	(1,310,347)	(436,158)	(2,360,091)

Income taxes	-	-	-	-

Net loss	(103,539)	(1,310,347)	(436,158)	(2,360,091)

Foreign currency translation adjustment	(1,905)	23,310	(3,696)	23,310

Comprehensive loss	(105,444)	(1,287,037)	(439,854)	(2,336,781)

Net loss per share
- basic and diluted	(0.001)	(0.013)	(0.004)	(0.041)

Weighted average common stock outstanding
- basic and diluted	100,030,000	100,030,000	100,030,000	57,244,249

See accompanying notes to condensed consolidated financial statements.

GENERAL COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common stock		Series A preferred stock
	Shares outstanding	Amount	Shares outstanding	Additional paid-in Amount	capital	Accumulated other comprehensive Income	Accumulated losses	Stock- holders' deficit
		US$		US$	US$	US$	US$	US$

Balance at December 31, 2005	100,030,000	100,030	-	-	7,732,834	3,415	(7,868,397)	(32,118)

Foreign currency translation adjustment	-	-	-	-	-	(3,696)	-	(3,696)

Net loss	-	-	-	-	-	-	(436,158)	(436,158)

Balance at September 30, 2006	100,030,000	100,030	-	-	7,732,834	(281)	(8,304,555)	(471,972)

See accompanying notes to condensed consolidated financial statements.

GENERAL COMPONENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30
	2006	2005
	(unaudited)	(unaudited)
	US$	US$
Cash flows from operating activities
Net loss	(436,158)	(2,360,091)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,231	44,872
Provision for doubtful accounts	7,890	-
Provision for doubtful accounts for an affiliate	-	250,000
Provision for doubtful accounts for an associate	-	880,000
Specific provision for returned goods	-	79,568
Director’s compensation by issuance of common stock	-	67,500
Loss on disposal of property, plant and equipment	3,455	2,713
Adjustment to reverse effect of write-up of technology rights	(116,205)	(116,205)
Share of loss of an equity investee	116,205	229,000
Changes in operating assets and liabilities:
Accounts receivable	53,800	245,438
Inventories	(122,006)	(36,754)
Prepaid expenses and other current assets	4,661	44,227
Accounts payable	170,036	(40,060)
Accrued payroll and employees’ benefits	17,436	-
Customer deposits	49,200	20,859
Other accrued liabilities	28,038	(25,630)
Income tax payable	-	(10,449)
Net cash used in operating activities	(195,417)	(725,012)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,807)	(40,015)
Proceeds from sale of property, plant and equipment	34	105
Cash advance to an equity investee	-	(100,032)
Net cash used in investing activities	(3,773)	(139,942)

Cash flows from financing activities
Proceeds for issuance of secured convertible notes	165,000	-
Net cash from financing activities	165,000	-

Effect of foreign currencies on cash flows	(998)	23,310

Net decrease in cash and cash equivalents	(35,188)	(841,644)
Cash and cash equivalents, beginning of period	185,185	1,037,292
Cash and cash equivalents, end of period	149,997	195,648

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Interest	1,878	-
Income taxes	-	-

Supplementary disclosures of significant non-cash transaction:
Issuance of common stock as compensation to a director	-	67,500
Conversion of Series A preferred stock to common stock	-	80,000

See accompanying notes to condensed consolidated financial statements.

GENERAL COMPONENTS, INC.

NOTES TO CONDENSES CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Basis of Financial Statements

General Components, Inc. (the “Company” or “GCI”) was incorporated under the laws of the State of Nevada on January 14, 2000, under the name of Pro-Active Solutions, Inc. (“Pro-Active”), which had only limited operations and had been a development stage company. On July 7, 2004, Pro-Active changed its name to General Components, Inc..

On September 24, 2004, GCI and the shareholders (collectively, “Shareholders”) of General Components, Inc., a Cayman Islands corporation (“GCI-Cayman”), closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) dated as of September 24, 2004. Pursuant to the Share Exchange Agreement, the Shareholders agreed to transfer to GCI and GCI agreed to acquire from the Shareholders all of the shares, which shares constitute 100% of the outstanding capital stock of GCI-Cayman, in exchange for 20 million shares of GCI’s common stock to be issued on the closing date, which shares constituted 80% of the issued and outstanding shares of GCI’s common stock immediately after the closing of the transactions. This share exchange transaction resulted in those Shareholders obtaining a majority voting interest in GCI. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of GCI. The financial year end date of GCI has been changed from May 31 to December 31 effective from the financial year ended December 31, 2004.

Stockholders of record on October 14, 2004 of the Company received a share dividend on October 25, 2004 of one share of common stock for each outstanding share of common stock of the Company (the “Dividend”). The transaction increased the total number of outstanding shares of common stock from 5,000,000 to 10,000,000. Prior to the payment of the Dividend, the Company effected a recapitalization of the Company pursuant to which 20,000,000 shares of the Company’s outstanding common stock were exchanged for 10,000,000 shares of the Company’s Series A Preferred Stock. Each share of Series A Preferred Stock was convertible into eight (8) shares of common stock and each share of Series A Preferred Stock was entitled to eight (8) votes, voting together with the holders of common stock as a single class. All the shares of Series A Preferred Stock were converted into Common Stock on May 27, 2005, resulting in the Company issuing 80,000,000 shares of common stock to the holders of the Series A Preferred Stock and the Series A Preferred Stock being canceled.

On October 27, 2006, the Company consummated an exchange of shares (the “Share Exchange”) pursuant to a Share Exchange Agreement dated as of September 6, 2006 (the “Share Exchange Agreement”) with Magical Insight Investments Ltd. (“Magical”), which resulted in a change in control of the Company. Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 179,870,000 shares of its common stock and warrants to purchase an additional 280,130,000 shares of its common stock in exchange for the sole outstanding share of Magical. There are several post-closing obligations on the part of the Company, including the effecting of a reverse split of its outstanding common stock, the sale of the remainder of its existing businesses (other than those operated by Magical) and the closing of a financing intended to raise $5 million in gross proceeds. In the event the financing covenant is not fulfilled within 30 days of the closing of the Share Exchange, Magical may negotiate to receive additional shares of the Company’s common stock without the payment of any additional consideration.

Before acquiring Magical, the principal activity of the Company and its subsidiaries was to provide broadband technology for the “last mile” market. The Company’s products are produced by OEM manufacturers and sold under the “General Components” and “Reachhome” brands. The Company also developed plastic optical fiber (“POF”) cable technology and related networking equipment. The Company has filed patents in the USA and Asia on its proprietary POF technology, related manufacturing process and production machinery. The Company offers a wide range of entry-level to high-end modular, upgradeable systems in the last mile broadband connectivity market. It also licenses its POF technology and manufacturing process to and procures the production machinery for selected partner customers. However, the POF global market did not develop as rapidly as the Company anticipated and the Company deferred the commercialization and launch of POF products and reduced research and development on POF. The Company is currently seeking buyers for its POF business.

Prior to acquiring Magical, while searching for new business direction, the Company developed a product line of Voice Over Internet Protocol (“VOIP”) for provision of voice communication services within the internet environment. However, since the Company did not have sufficient financial resources to fully develop its new VOIP business on September 8, 2006, the Company entered into an Asset Purchase Agreement (“APA”) regarding the sale of its VOIP business. The agreement provides for the sale of the Company’s VOIP business for consideration of 15% of the buyer’s outstanding equity securities and $500,000 in cash payable in three installments: the first installment of $250,000 to be received on the closing date, net of the payment of approximately $150,000 to the Company’s software supplier and $30,000 previously received by the Company; and the second and third installments of $125,000, each to be received within 60 days and 150 days from the date of the closing, respectively. The second and third installments are subject to certain adjustments as provided in the APA. The transaction contemplated by the APA closed on November 6, 2006.

Going forward, the Company intends to carry out the business of Magical and its primary operating subsidiary, Beihai Hi-Tech Wealth Technology Development Co., Ltd. (“HTW”). HTW is a provider of advanced electronic and mobile communication products in the People’s Republic of China (the “PRC”). HTW has been engaged in technology innovation, product design, and marketing of various mobile phones including an information-secure phone, a solar-powered phone and a mobile digital TV phone. HTW is a recognized brand name in the PRC and has its own distribution and sales network consisting of over 300 distributors covering more than 300 cities in the PRC.

The Company’s consolidated financial statements, which do not include the financial results of Magical since the acquisition of Magical occurred after quarter-end, have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations up to and including the nine months ended September 30, 2006, and has a working capital deficit of US$557,424 and a stockholders’ deficit of US$471,972 as of September 30, 2006. The Company has sold its VOIP business, is seeking a buyer for its POF business and intends to carry on the business of Magical going forward. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore, do not necessarily include all information and footnote disclosures required by generally accepted accounting principles.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of the Company, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2005. The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not necessarily indicative of annual results.

3.  Inventories

Inventories by major categories are summarized as follows:

	September 30, 2006	December 31, 2005
	US$	US$
Merchandise	912,358	790,352
Less: allowances for inventories	(225,935)	(221,414)
	686,423	568,938

4. Other accrued liabilities

Other accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
	US$	US$
Value added tax payable	169,074	170,793
Accrued expenses	140,380	145,922
Overpayment from trade debtors	54,820	54,820
Others	50,340	15,041
	414,614	386,576

5. Secured convertible notes

As at September 30, 2006, secured convertible loans outstanding are as follows:

	September 30, 2006			December 31, 2005
	Due Date	Annual Interest Rate	Balance	Due Date	Annual Interest Rate	Balance
			US$			US$
Alison Winter	09/05/2007	8%	20,000		-	-
Dora Wong	09/05/2007	8%	20,000		-	-
Michael Ravallo	09/05/2007	8%	20,000		-	-
Nite Capital Management, LLC	09/05/2007	8%	75,000		-	-
Brendan C. Rempel	09/05/2007	8%	10,000		-	-
Lisa Bonevento	09/05/2007	8%	20,000		-	-

			165,000			-

On September 5, 2006, the Company issued $165,000 of secured convertible notes. The notes bear interest at an annual rate of 8%, payable annually, and mature on September 5, 2007. The notes are convertible at the option of the holder, at any time on or before maturity into shares of the Company’s common stock at a conversion price of $0.05 per share.

Under the agreements, the principal and interest of the notes have been secured by the cash proceeds of $250,000 received by the Company from the sale of its VOIP operations under the APA which transaction was consummated on November 6, 2006. The Company believes that the secured convertible notes are carried at fair value which has immaterial difference to the issuance value due to the short-term maturity of these instruments.

6. Commitments and Contingencies

The Company is obligated under operating leases requiring minimum rentals as follows:

US$
Nine months ending December 31, 2006	26,430
Years ending December 31,
2007	72,926
2008	18,973
Total minimum lease payments	118,329

Rental expenses paid for the nine months ended 2006 and 2005 were US$108,498 and US$99,576 respectively.

There are no other material commitments and contingencies.

7. Subsequent events

On October 27, 2006, the Company consummated a Share Exchange pursuant to a Share Exchange Agreement dated as of September 6, 2006 with Magical, which resulted in a change in control of the Company. Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 179,870,000 shares of its common stock and warrants to purchase an additional 280,130,000 shares of its common stock in exchange for the sole outstanding share of Magical. There are several post-closing obligations on the part of the Company, including the effecting of a reverse split of its outstanding common stock, the sale of the remainder of its existing businesses (other than those operated by Magical) and the closing of a financing intended to raise $5 million in gross proceeds. In the event the financing covenant is not fulfilled within 30 days of the closing of the Share Exchange, Magical may negotiate to receive additional shares of the Company’s common stock without the payment of any additional consideration.

The Share Exchange Agreement also provides for the issuance of up to an additional 400,000,000 shares of common stock to the CEO of Magical in the event certain earnings and operational thresholds are achieved in the next 18 months (with a decrease in the number of contingent shares that may be issued if certain net earnings targets are not met).

In connection with the closing of the Share Exchange, Mr. Zhang Zhengyu, Ms. Li Ming and Mr. Ma Qing were appointed to the board of directors of the Company, and Mr. Simon Mu will continue as a director in the post-exchange company. The remaining directors in the pre-exchange company have resigned, subject to the effectiveness of a filing on Schedule 14f made with the SEC.

Going forward, the Company intends to carry out the business of Magical and its primary operating subsidiary, HTW. HTW is a provider of advanced electronic and mobile communication products in PRC. HTW has been engaged in technology innovation, product design, and marketing of various mobile phones including an information-secure phone, a solar-powered phone and a mobile digital TV phone. HTW is a recognized brand name in the PRC and has its own distribution and sales network consisting of over 300 distributors covering more than 300 cities in the PRC.

On November 6, 2006, the Company closed the transaction contemplated by the APA. The agreement provides for the sale of the Company’s VOIP business for consideration of 15% of the buyer’s outstanding equity securities and $500,000 in cash payable in three installments: the first installment of $250,000 to be received on the closing date, net of the payment of approximately $150,000 to the Company’s software supplier and $30,000 previously received by the Company; and the second and third installments of $125,000, each to be received within 60 days and 150 days from the date of the closing, respectively. The second and third installments are subject to certain adjustments as provided in the APA.

7. Subsequent events - Continued

On November 1, 2006, the Company issued a convertible note in the aggregate principal amount of $2,000,000 together with warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share for three years from the date of issuance. The note bears interest at a monthly rate of 2%, payable on the maturity date or the earlier conversion of the Principal amount, and matures on May 1, 2007. The note is convertible into 6% Series B Preferred Stock of the Company which entitles the holder to convert such shares into Common Stock of the Company at a conversion price of $1 per share, at any time on or before maturity. The principal amount shall only be used for the working capital needs of HTW.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including our statements regarding increases in sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be affected by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Financial Instruments - Cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company’s convertible notes had a fair value and have immaterial difference to the issuance value due to the short-term maturity of these instruments.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Business Overview

General Components, Inc. (“we”, “us”, “our”, the “Company”, or “GCI”) was incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. On July 7, 2004, we changed our name to General Components, Inc. Our predecessor was founded in 1998. We were engaged in the development, manufacturing and marketing of broadband networking products and systems for the “last mile” broadband connectivity market. We offered a wide range of basic to high-end modular, upgradeable systems that enabled end-users to send and receive high-speed data communications through the Internet Backbone Network. Our products included cables, patch cords, panels, adapters, converters, switches and wireless devices that were produced by OEM manufacturers and sold under the “General Components” and “Reachhome” brands.  The POF global market did not develop as rapidly as we anticipated and we deferred the commercialization and launch of POF products and reduced research and development on POF. We are currently seeking buyers for its POF business.

Prior to acquiring Magical, while searching for new business direction, we developed a product line of VOIP for provision of voice communication services within the internet environment. However, since we do not have sufficient financial resources to fully develop our new VOIP business and entered into a Share Exchange Agreement for the acquisition of Magical on September 6, 2006, and, on September 8, 2006, we entered an APA with a third party regarding the sale of our VOIP business.

The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company’s Annual Report on Form 10-KSB.

Business Outlook

Year 2006 has been a challenging year, with wide fluctuation of raw materials prices, including copper and plastic, and keen competition in the last-mile market, which has forced the Company to accelerate its plans to restructure the strategy of the business as a whole.

On October 27, 2006, the Company consummated an exchange of shares (the “Share Exchange”) pursuant to a Share Exchange Agreement dated as of September 6, 2006 (the “Share Exchange Agreement”) with Magical Insight Investments Ltd. (“Magical”), which resulted in a change in control of the Company. Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 179,870,000 shares of its common stock and warrants to purchase an additional 280,130,000 shares of its common stock in exchange for the sole outstanding share of Magical. There are several post-closing obligations on the part of the Company, including the effecting of a reverse split of its outstanding common stock, the sale of the remainder of its existing businesses (other than those operated by Magical) and the closing of a financing intended to raise $5 million in gross proceeds. In the event the financing covenant is not fulfilled within 30 days of the closing of the Share Exchange, Magical may negotiate to receive additional shares of the Company’s common stock without the payment of any additional consideration.

The Share Exchange Agreement also provides for the issuance of up to an additional 400,000,000 shares of common stock to the CEO of Magical in the event certain earnings and operational thresholds are achieved in the next 18 months (with a decrease in the number of contingent shares that may be issued if certain net earnings targets are not met).

In connection with the closing of the Share Exchange, Mr. Zhang Zhengyu, Ms. Li Ming and Mr. Ma Qing were appointed to the board of directors of the Company, and Mr. Simon Mu will continue as a director in the post-exchange company. The remaining directors in the pre-exchange company have resigned, subject to the effectiveness of a filing on Schedule 14f made with the SEC.

Going forward, the Company intends to carry out the business of Magical and its primary operating subsidiary, Beihai Hi-Tech Wealth Technology Development Co., Ltd (“HTW”). HTW is a provider of advanced electronic and mobile communication products in the People’s Republic of China (the “PRC”). HTW has been engaged in technology innovation, product design, and marketing of various mobile phones including an information-secure phone, a solar-powered phone and a mobile digital TV phone. HTW is a recognized brand name in the PRC and has its own distribution and sales network consisting of over 300 distributors covering more than 300 cities in the PRC. The Company has sold its VOIP business, is seeking a buyer for its POF business and intends to carry on the business of Magical going forward. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Discontinued Operations

Structured Cable and POF. Historically, we engaged in two areas of product development: structured cables and POF cables. We applied an OEM business model to service customers in China and other parts of the world. However, rising copper prices have substantially reduced our gross margin. On the POF side, although we anticipated that POF products will be one of the next generation networking mediums because of its higher bandwidth, lower cost and lack of magnetic interference, due to the entry of competing technologies in the markets for POF, POF technology was not able to acquire substantial market share. Several large companies delayed their commercial launch of POF, and the global market did not develop as rapidly as the Company anticipated. As a result of uncertainty in the market and our limited financial resources, we ceased our POF development and commercialization efforts. The Company is currently seeking buyers for its POF business.

VOIP. In late 2004, we decided to enter the fast-growing enterprise VOIP market in China. In early 2005, we signed a reseller agreement with VocalData to become their only software distributor of enterprise VOIP in China. With respect to hardware, we established OEM relationships with a number of Chinese VOIP equipment manufacturers. During 2005, income from VOIP services and equipment accounted for only 14% of revenue. In 2006, as the Company underwent the restructuring, it focused on developing the strategic partners in China. Subject to the market trend, further development of the Company’s VOIP business would require investment in the Company’s marketing and distribution channels, and, with the Company’s current financial condition and recent acquisition of Magical, it would be difficult to channel sufficient funds from internal sources to fund the development of our VOIP business. As a result of difficulties the Company experienced in connection with its VOIP business, on September 8, 2006, the Company entered into an APA with a third party for sale of the operation of VOIP in consideration of 15% of the buyer’s economic interest in equity and $500,000 in cash payable in three installments: the first installment of $250,000 would be received at the closing net of the Company payable to a software supplier (about $150,000) and $30,000 previously received by the Company; and the second and third installments of $125,000 each with certain adjustments described in the APA, would be received within 60 days and 150 days from the date of the closing, respectively. The APA was closed on November 6, 2006.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues. Revenues were $797,174 for the three months ended September 30, 2006, as compared to $449,726 for the same period in 2005. The significant increase in revenue in the third quarter of 2006 as compared to 2005 was due to the improvement of our sales strategy and the restructuring of our sales model in China for our structured cable products. Due to the fluctuation of raw material prices, many of the distributors were willing to stock up on and hold inventory rather than purchase on a “just-in-time” basis. Because of this willingness to “stock up”, the sales volume and turnover have been increased. The Company’s top three customers contributed more than 77% of our total revenues for the three months ended September 30, 2006. These top three customers are distributors based in middle and North-Eastern China.

Gross Margin. Gross margin improved by 7.3%, from 21.7% for the three months ended September 30, 2005 to 29.0% in the same period of 2006. This resulted from the Company improving cost controls on sourcing and negotiating with suppliers to obtain better terms.

Gross profit was $231,020 for the three months ended September 30, 2006, as compared to $97,542 for the same period in 2005. This is primarily caused by the significant increase in revenue, combined with the margin improvement described above.

For the three months ended September 30, 2006, the operating loss was $103,437 as compared to $1,272,245 for the same period in 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $334,457 for the three months ended September 30, 2006, as compared to $1,369,787 for the same period in 2005. The significant decrease in selling, general and administrative expenses is attributable to a reduction in the fees paid to our directors, the active implementation of a cost saving policy in 2006, including, among other things, the control of entertainment expenses, reduction of rental expenses by renting a new office, restructuring our international sales team, and reduction of provision for doubtful accounts.

Other income (expenses). Other expense was $102 for the three months ended September 30, 2006, as compared to $38,102 for the same period in 2005. The decrease in other expenses is mainly the result of discontinuing the recognition of share of losses from an equity investee in 2006.

Net loss. Net loss was $103,539 for the three months ended September 30, 2006, as compared to $1,310,347 for the same period in 2005. The decrease in net loss is mainly attributable to the decrease in general and administrative expenses and share of losses from an equity investee.

For the three months ended September 30, 2006, the basic and diluted loss per share was $0.001.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues. Revenues were $2,049,210 for the nine months ended September 30, 2006, as compared to $1,066,013 for the same period in 2005. The significant increase in revenue in the nine months ended September 30, 2006 as compared to the same period in 2005 is due to the improvement of our sales strategy and the restructuring of our sales model in China market for our structured cable products. Due to the fluctuation of raw material prices, many of the distributors were willing to stock up on inventory holding rather than purchase on a “just-in-time” basis. The sales volume and turnover have been pushed up during the period. The Company’s top three customers contributed more than 77% of our total revenues for the nine months ended September 30, 2006. These top three customers are distributors based in middle and North-Eastern China.

Gross Margin. Gross margin increased by 2.1%, from 24.3% for the nine months ended September 30, 2005 to 26.4% in the same period of 2006, resulting from the Company improving the cost control on sourcing and negotiating better terms with suppliers.

Gross profit was $540,762 for the nine months ended September 30, 2006, as compared to $259,343 for the same period in 2005. This is primarily caused by significant increase of revenue.

For the nine months ended September 30, 2006, operating loss was $434,420 as compared to $2,194,182 for the same period in 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $975,182 for the nine months ended September 30, 2006, as compared to $2,453,525 for the same period in 2005. The decrease in selling, general and administrative expenses is attributable to a reduction in the fees paid to our directors, the active implementation of a cost saving policy in 2006, including, among other things, the control of entertainment expenses, reduction of rental expenses by renting a new office, restructuring our international sales team, and reduction of provision for doubtful accounts.

Other income (expenses). Other expense was $1,738 for the nine months ended September 30, 2006, as compared to $165,909 for the same period in 2005. The decrease in other expenses is mainly the result of the discontining the recognition of shares of losses from an equity investee in 2006.

Net loss. Net loss was $436,158 for the nine months ended September 30, 2006, as compared to $2,360,091 for the same period in 2005. The decrease in net loss is mainly attributable to the decrease in general and administrative expenses and share of losses from an equity investee.

For the nine months ended September 30, 2006, the basic and diluted loss per share was $0.004.

Income Taxes

No provision for taxes has been recorded for the three and nine months ended September 30, 2006, as we had no assessable profits for the year.

Liquidity and Capital Resources

As of September 30, 2006, we had $149,997 of cash and cash equivalents and $557,424 of negative working capital as compared to $185,185 and $143,660, respectively, at December 31, 2005.

There was a net outflow of cash from operations of $195,417 in the nine months ended September 30, 2006 as compared to a net outflow of $725,012 in the nine months ended September 30, 2005. This resulted predominantly from the reduction of net loss of $1,923,933 and an increase in net outstanding balances of inventories and accounts payable of $48,030. The net cash used in investing activities of $3,773 in the nine months ended September 30, 2006 as comparison to a net cash outflow of $139,942 in the nine months ended September 30, 2005, is resulted from the cash advance to an equity investee in 2005 of $100,032. The cash flow from financing activities of $165,000 in the nine months ended September 30, 2006, is the proceeds from the issuance of convertible notes in September 2006.

We have insufficient cash and cash equivalents to operate for the next twelve months. Management has commenced the implementation of a reorganization plan to reduce operating costs and generate sales in 2006 to maintain normal operations and improve the performance of the Company.

As a result of the Company’s recurring losses from operations and working capital deficit, the report of our independent registered public accounting firm relating to the financial statements as of and for the year ended December 31, 2005 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. Such report states the ultimate outcome of this matter could not be determined as of the date of such report, which was March 29, 2006. Our plans to address this situation are presented above. However, there are no assurances that these endeavors will be successful and sufficient.

Subsequent to the period ended September 30, 2006, the Company received cash in the amount of $2,000,000 from the issuance of a $2,000,000 convertible note and warrants to purchase 3,000,000 shares of common stock at an exercise price of 0.10 per share for three years from the date of issuance on November 1, 2006, and received a cash proceeds of $70,000 in accordance with the APA closed on November 6, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006 our disclosure controls and procedures were effective.

There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in filings on Form 8-K, on October 27, 2006, the Company consummated an exchange of shares (the “Share Exchange”) pursuant to a Share Exchange Agreement and on September 5, 2006, the Company issued $165,000 of secured convertible notes. Due to the nature of these offerings, each was exempt from registration pursuant to Regulation S and/or Regulation D of the Securities Act.

On November 1, 2006, the Company the Company issued a $2,000,000 convertible note and warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share for three years from the date of issuance. The note bears interest at a monthly rate of 2%, payable on the maturity date or the earlier conversion of the principal amount, and matures on May 1, 2007. The note is convertible into 6% Series B Preferred Stock of the Company which entitles the holder to convert such shares into Common Stock of the Company at a conversion price of $1 per share, at any time on or before maturity into shares. The principal amount shall only be used for the working capital needs of HTW. Due to the nature of the offering, the issuance of the convertible notes was exempt from registration pursuant to Regulation S and/or Regulation D of the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the third quarter ended September 30, 2006.

Item 5.	Other Information

None.

Item 6.	Exhibits
The following exhibits are furnished as part of the Quarterly Report on Form 10-QSB:

Exhibit No.	Description
10.1
Share Exchange Agreement dated as of September 6, 2006, by and among General Components, Inc., the Shareholders named therein, and Magical Insight Investments Ltd. (incorporated by reference to the Form 8-K filed with the Commission on November 2, 2006).

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

Dated: November 16, 2006

GENERAL COMPONENTS, INC.

	By:	/s/ Simon Mu
Name: Simon Mu Title: Chief Executive Officer, (Principal Executive Officer)

GENERAL COMPONENTS, INC.

	By:	/s/ Jonathan Chan
Name: Jonathan Chan Title: Chief Financial Officer (Principal Accounting and Financial Officer)