Form 10KSB/A
period 2005-12-31
GENERAL COMPONENTS, INC.
filed 2007-04-13
CIK 1160764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from __________ to ____________

Commission File Number 005-79737

GENERAL COMPONENTS INC.
(Name of small business issuer in its charter)

Nevada	88-0496645
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Suite 1503, Sino Plaza 255-257 Gloucester Road Causeway Bay, Hong Kong (Address of principal executive offices)	N/A (Zip Code)

Issuer’s telephone number, Including Area Code: (852) 2167 8298
Securities registered under to Section 12(b) of the Act: None
Securities registered under to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒| No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer's revenues for the fiscal year ended December 31, 2005 were $1,461,886.

As of March 31, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $45,067,500.

As of March 31, 2006, there were 100,030,000 shares of Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Documents incorporated by reference: None.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 to amend the certifications filed as Exhibits 31.1 and 31.2. Except as specifically referenced herein, this Annual Report on Form 10-K/A does not reflect any event occurring subsequent to May 1, 2006, the filing date of the original report.

PART III
ITEM 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement by and between General Components, Inc., a Nevada corporation and General Components, Inc., a Cayman Islands corporation dated September 24, 2004.(1)
2.2	Stock Purchase Agreement by and among General Components, Inc. and certain Investors listed on Exhibit A thereto dated September 24, 2004.(1)
2.3
Agreement and Plan of Merger dated as of July 7, 2004 between Pro-Active Solutions, Inc., a Nevada corporation (“Parent”), and General Components, Inc., a Nevada corporation and a direct wholly-owned subsidiary of Parent.(2)

3.1	Certificate of Incorporation.(3)
3.2	Certificate of Designation of General Components, Inc.(1)
3.3	By-laws.(3)
4.1	Form of Common Stock Certificate.(3)
10.1† **	Dr. Simon Mu Employment Letter
14.1 **	Code of Ethics and Insider Trading Policy.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________

* Filed herewith.

** Previously filed.

† Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference herein to the Report on Form 8-K/A filed on January 20, 2005.

(2) Incorporated by reference herein to the Report on Form 8-K filed on July 8, 2004.

(3) Incorporated by reference herein to the General Form for Registration of Securities of Small Business Issuers filed on Form 10-SB January 9, 2002.

(4) Incorporated by reference herein to the Report on Form 8-K/A filed on November 22, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2007 Date: April 13, 2007
GENERAL COMPONENTS, INC.

Principal Executive Officer:

By: /s/ Zhang Zhengyu____________
Name: Zhang Zhengyu
Title: Chief Executive Officer

Principal Financial and Accounting Officer:

By: /s/ Ma Qing___________________
Name: Ma Qing
Title: Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: April 13, 2007	By: /s/ Zhang Zhengyu____________ Zhang Zhengyu Chief Executive Officer and Chairman of the Board
Date: April 13, 2007	By: /s/ Ma Qing___________________ Ma Qing Chief Financial Officer, Treasurer and Director
Date: April 13, 2007	By: /s/ Li Ming___________________ Li Ming Director
Date: April 13, 2007	By: /s/ Simon Mu___________________ Simon Mu Director