Form 10KSB
period 2006-12-31
GENERAL COMPONENTS, INC.
filed 2007-04-17
CIK 1160764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________
FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2006

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __ to __
Commission File No. 000-33483

GENERAL COMPONENTS, INC.

(Name of Small Business Issuer in its Charter)
Nevada	88-0496645
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1503, Sino Plaza 255-257 Gloucester Road Causeway Bay, Hong Kong (Address of principal executive offices)	N/A (Zip Code)

Issuer’s telephone number, Including Area Code: (852) 2975 9809

Securities registered under to Section 12(b) of the Act: None

Securities registered under to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended December 31, 2006 were $61,889,649.

As of March 31, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $46,469,895.

As of April 2, 2007, there were 59,013,215 shares of Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Documents incorporated by reference: None.

i

PART I.

Item 1.	Description of Business

General Components, Inc. ( “we”, “us”, “our”, the “Company”, or “GCI”) was incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. On July 7, 2004, we changed our name to General Components, Inc. On October 27, 2006, GCI consummated an exchange of shares (the “Magical Share Exchange”) pursuant to a Share Exchange Agreement dated as of September 6, 2006 (the “Magical Share Exchange Agreement”)with Magical Insight Investments Ltd. (“Magical Insight”), which resulted in the acquisition by GCI of the assets and operations of Magical Insight. Pursuant to the Magical Share Exchange Agreement, GCI issued an aggregate of 17,986,721 shares of its common stock and warrants to purchase an additional 28,013,279 shares of its common stock in exchange for the sole outstanding share of Magical Insight.

Before acquiring Magical Insight, GCI disposed of certain of its assets through the sale in November 2006 of its Voice Over Internet Protocol business to ZGS Corporation pursuant to an Asset Purchase Agreement dated as of September 8, 2006. In addition, on December 22, 2006, GCI sold all outstanding shares of its wholly-owned subsidiary, General Components, Inc., a company formed under the laws of the Cayman Islands (“ GCI Cayman”) pursuant to a Stock Purchase Agreement with General Components International Ltd., a company formed under the laws of the British Virgin Islands (“GCIL”). GCI sold all outstanding shares of GCI Cayman to GCIL for nominal consideration, in exchange for GCIL agreeing to purchase such shares without limited representations or warranties and without recourse to the Company. The business of GCI Cayman, following the suspension of the Company’s plastic optical fiber operations in 2005 and the sale of the Company’s VOIP business in November 2006, consisted of the OEM manufacture and distribution of a full line of structured cabling systems and three-level router-switch equipment for multi-family residential and commercial buildings.

GCI’s subsidiary, Magical Insight, through its primary operating company, Beihai Hi-Tech Wealth Technology Development Company Limited (“HTW”), is a leading Chinese integrated multi-channel sales and marketing company that develops and sells proprietary branded digital mobile devices.  At the time of the Magical Share Exchange, HTW was 90% owned by Magical Insight. As a result of a subsequent capital contributions and a purchase of outstanding capital, HTW is currently 100% owned.

HTW markets and sells its products through a TV-based direct response platform and an off-line distribution network.   HTW concentrates on marketing, sales and product innovation while outsourcing product design and manufacturing. HTW does not engage in traditional research and development associated with developing new products and does not manufacture any products.  HTW operates a flexible and scalable business model that management believes can handle rapid growth.

Recent Events

On February 13, 2007, the Company effected a 1 for 10 reverse split of its Common Stock. All numbers relating to the Company’s common stock in this Annual Report on Form 10-KSB take into effect the reverse split.

On February 8, 2007, the Company completed a $13,250,000 financing through the issuance of 265 shares of its Series B preferred stock to both new investors and holders of $6,000,000 in aggregate principal amount of its outstanding convertible notes, plus 5.6 shares of Series B preferred stock issued in respect of accrued interest on such convertible notes.

The Company has agreed to file a registration statement providing for the resale of the shares of common stock issuable upon conversion of the Series B preferred stock not later than April 16, 2007 and to use its best efforts to cause the registration statement to be declared effective not later than June 14, 2007 (or August 13, 2007, in the event such registration statement receives a “full review” by the Securities and Exchange Commission).

On February 8, 2007, the Company, Magical Insight and Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”) entered into an Asset Purchase Agreement (the “APA”) pursuant to which Magical Insight agreed to purchase the remaining interest (approximately 8%) in the registered capital of HTW, its primary operating subsidiary in the PRC, for 3,000,000 shares of common stock of GCI (after giving effect to the 1 for 10 reverse split of GCI’s common stock), which shares were contributed by GCI to its subsidiary, Magical Insight. The transaction contemplated by the APA was consummated on March 27, 2007.

In addition, on February 8, 2007, Magical Insight and BJ HID entered into a binding term sheet (the “Binding Term Sheet”) whereby BJ HID agreed to sell, and Magical insight agreed to purchase, the technology, patents and all intellectual property rights related to solar powered mobile phones owned by BJ HID for $10,000,000.

On March 2, 2007, the former shareholders of Magical Insight exercised all warrants issued to them under the share exchange transaction with the Company on October 27, 2006. The Company received a total of $280 upon the exercise of warrants to purchase 28,013,279 shares of common stock.

Our Strategy

Our strategy to successfully compete in the mobile phone industry is to capture the rapid growth of smart phone sales in China. We intend to adopt differentiation strategies in terms of targeted consumer groups, consumer needs, products, sales channels and brand name building:

Differentiation in the targeted consumer groups

In China, about 10% of mobile phone users are government officials (public servants), private business owners or state-owned enterprises managers, most of whom use smart phones. Since this group of customers is insensitive to the selling price, providing tailor-made products to them should generate high profit margins.

Differentiation in the consumer needs

Our target group of mobile phone users has a special need for information security, privacy protection and social contact management (restriction). HTW first identified this need and invested in developing special software to provide a satisfactory solution to this group of customers. HTW has successfully created a market segment for information safety and has become the leader and pioneer in this market segment.

Differentiation in the products

Information security phones focus on three key features. 1) Information Security - The mobile phone will never be accessed by unauthorized third party. 2) Invisibility - The user will never be disturbed by unknown phone calls as the mobile phone is able to filter out unknown and identified calls. 3) Remote Access and Control - If the mobile phone is lost, the information and data on the lost phone can be retrieved by using a different mobile phone. Furthermore, the lost mobile phone can be locked remotely and restricted so that the holder is not able to make any calls from the lost mobile phone.

Our Products

Magical Insight, through HTW, is an integrated multi-channel sales and marketing company in China that develops and sells proprietary branded digital mobile devices.  HTW’s product strategy is predicated on identifying “high end” customer needs and supplying products with differentiated features specifically tailored to meet those needs.  For example, the Company’s current F8 “Information Secure” smart phone is targeted at business owners and government officials who are concerned about information security and privacy. HTW has sold over 150,000 Information Secure phones since they were launched in February 2006.  HTW’s other current products include the F88, an upgraded version of the original Information Secure phone, and the U8, a new smart phone targeted towards women, which includes many of the F8’s features along with digital music and MP3 capability.  HTW anticipates continued innovation within the smart phone market and also expects that its product offering in the future will expand beyond smart phones.

Product Distribution in China

In 1999, the management team of HTW launched a Personal Digital Assistant (“PDA”) product in the PRC under the “Shang Wu Tong” brand.  HTW’s current products are branded under this name and HTW plans to leverage this unique premium brand through brand extensions and co-branding.

HTW’s use of direct response TV creates brand and product awareness while enabling consumers to directly purchase its products throughout China.  HTW’s current ad campaign broadcasts 15 and 30 second commercials to build general awareness and 1, 4 and 5 minute infomercials to educate consumers on the features of its products.  These commercials and infomercials are broadcasted on 3 nationwide CCTV channels, 19 national satellite TV channels, 5 international satellite channels operating in China and 10 local channels for a total of approximately 2,000 minutes per month.

HTW’s off-line distribution network consists of over 1,000 exclusive distributors in over 300 cities and covers all provinces of China. This distribution network supplies over 4,000 retail stores.  HTW manages the network to eliminate conflicts among distributors and facilitate the sale of products with uniform pricing across China.  Each distributor is responsible for local advertising while benefiting from the national advertising and sponsorship provided by HTW.

The effectiveness of TV direct sales is driven by the nationwide reach of television networks and the high level of TV viewership in China coupled with a growing demand for convenience. The distribution network sells large volumes of product quickly and efficiently and HTW’s relationship with TV networks accelerates both retail and direct-to-consumer sales. As shown in the graph below, HTW’s unit sales growth was fueled by the implementation of a direct response TV sales platform.

We have entered into an exclusive arrangement with Shanghai Xiang Guo Wang Lu Technology Development Limited Co. and Shanghai Xiang Guo Advertising Limited for the marketing and distribution of HTW’s information secure phone under the Acorn International brand. In exchange for their commitment to advertise the product every day for at least three hours every day for two months, we have agreed to provide a commercial subsidy of $50 for each phone sold by Acorn through the TV advertising. The agreement expired on April 10, 2007; however, we are in negotiations regarding an extension of our commercial arrangement and at the same time are also seeking other appropriate partners to continue our strategy on TV marketing to maintain our market share.

HTW’s management believes its flexible supply chain positions it to efficiently handle a growing and dynamic market. HTW leverages outsourced manufacturing and design and believes this model will improve time to market and help preempt competition.

Brief History

This history of HTW since inception and its management team upon entering the PDA market is briefly described below:

1998, Beijing Hi-Tech Wealth Electronic Products Company Limited (“BJ HEP”) founded
2000, Started JV with Siemens to develop an integrated PDA & phone
June 2000, BJ HEP cooperated with Microsoft to enter high end PDA market
2001, BJ HEP was one of 10 non-state owned companies awarded the “Most Influential Enterprise”
April 2001, Windows CE based “Shang Wu Tong” PDA launched and over 2 million units sold
1999-2002, BJ HEP was the No. 1 PDA provider in China 4 years in a row with a peak market share of 70%

2002, BJ HEP awarded Microsoft’s “Year 2002 Best Co-operative Partner”
2002, Launched integrated PDA & phone developed by JV with Siemens
2002, Started development of light energy phone
2003, HTW founded; HTW cooperated with ZTE and launched first color PDA and pen-based smart phone
December 2004, F6 was launched by HTW

February 2006, HTW spin-off of software design business to Warburg Pincus to focus on core competencies
April 2006, TV shopping network relationship established by HTW
October 2006, GCPO completes acquisition of Magical Insight and its subsidiaries, including HTW
2006, Over 160k units sold in 2006 through September by HTW

Our Industry

The increasing purchasing power of the Chinese consumer is a trend that should greatly benefit HTW.  China’s GDP growth, as illustrated in the chart below, shows a strong and developing potential market for our products as increases in disposable income typically encourage Chinese consumers to purchase branded products.

The retail market for consumer products reached $834.5 billion in 2005 according to China’s National Bureau of Statistics, while growing at a compound annual growth rate (“CAGR”) of 12.7% from 1998 to 2005.  According to industry reports, China’s smart phone market grew over 100% from 2004 to 2005. In 2005, 5.2 million smart phones were sold by the industry in China, which represents 5.9% of the total mobile phone market. HTW believes it is well positioned to directly sell to consumers looking to buy smart phones through direct response TV and its off-line distribution network.

Mobile subscriber penetration and growth is a good indicator of demand for HTW products. Although China’s handset penetration rate is low compared to that of developed countries, growth in the penetration rate of handset subscribers combined with the sheer size of China’s population (1.3 billion) will continue to drive substantial unit growth.

Competition

According to CCID Consulting Co., Ltd. (“CCID”), a Chinese marketing research consulting company, 5.2 million units of smart phones were sold in China during 2005, representing growth of 100% from the previous year. During the same time period, total mobile phone sales in China only increased by 12.8%, highlighting the greater demand for smart phones as compared to ordinary mobile phones. CCID projects that smart phone sales will exceed 20 million units in 2008, and the percentage of smart phones sales will increase from 6% in 2005 to over 20% in 2008.

2002-2008 Proportion of Smart Phone Sales (Source: CCID)
(units in millions, except percentages)

	2002	2003	2004	2005	2006E	2007E	2008E
Smart Phone Sales	0.6	1.3	2.6	5.2	9.1	14.5	23
Total Sales	62	74	79	88	94.3	100.7	110
Proportion of Smart Phone Sales	1.0%	1.8%	3.3%	5.9%	9.7%	14.4%	20.9%

Companies operating in the smart phone business can be grouped in three tiers. According to Pday, a third party research firm in China, Nokia and Motorola (the first tier companies) accounted for 54% and 25% market share, respectively, in 2005. In the second tier, there are approximately 5 companies with market share between 2-6%. The remaining companies are in the third tier and account for approximately 5% market share. Domestic producers currently have a small percentage of market shares. For example, Lenovo, the biggest of the domestic producers, has only 6% of market share.

2005 Smart Phone Producers Comparison (Source: Pday)

	Sales Unit (Units in thousands)	Revenue, (RMB in millions)	Average Unit Price (RMB)	Market Share
Nokia	2,716.5	7,641	2,813	54%
Motorola	1,290.0	4,760	3,690	25%
Lenovo	303.0	894	2,950	6%
Bird	214.0	423	1,977	4%
Dopod	141.9	690	4,863	3%
Eastcom	140.0	N/A	N/A	3%
SonyEricsson	77.4	497	6,421	2%
TCL	103.6	270	2,606	1%
Other	213.6	N/A	N/A	3%

Intellectual Property

Under the name of HTW, the Company possesses over 100 patents, trademarks and copyrights registered in China, including approximately 90 registered trademarks and 1 trademark currently under registration, 7 registered patent application and outlook designs, 7 registered software copyrights and 38 registered websites for internet, mobile and SMS networks.

Research and Development

Although HTW does not engage in traditional research and development activities, in order to develop products and marketing strategies that meet with strong market acceptance, the Company maintains an Innovation Team and a Product Specification Team that seek to identify concepts, trends and features to incorporate into new product offerings.

Employees

As of December 31, 2006, we employed approximately 113 people on a full-time basis in China. Of the total, 10 were in product research and development, 19 in sales and marketing, 22 in quality assurance and distribution, and 62 in general and administration.

Our success is highly dependent on our ability to attract and retain qualified employees. We plan to hire additional employees for marketing and sales, customer service and manufacturing and assembly as we grow our business. None of our employees are represented by a labor union and subject to collective bargaining agreements.

Risk Factors

In addition to the other information in this annual report, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

Risks Related to Our Business

Our operating results fluctuate from quarter to quarter.

Our quarterly revenue, income and other operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including the following:

-	The ability of our suppliers to meet our supply requirements;
-	Competitive pressures;
-	The time required for research and development;
-	Changing design requirements resulting from rapid technology shifts; and
-	Industry trends impacting the overall end user market.

As a result of these and other factors, our results of operations may vary on a quarterly basis and net revenue may be adversely affected from period to period. Our results of operations for a particular quarter may not be indicative of our future performance. If our operating results in a quarter fall below our expectations or the expectations of market analysts or investors, the price of our common stock is likely to decrease.

Our operating results are substantially dependent on the development of new products.

We may be unable to develop new products in a timely or cost-efficient manner, and these new products may fail to meet the requirements of our customers’ end-markets. If we fail to develop new products that will meet our targeted customers’ needs, our results of operations will be materially and adversely affected.

If our customers do not purchase our newly-launched products, our net revenue will be adversely affected.

While most of our new products have been attractive to our customers, there is no guarantee that our new products will receive positive market response. We dedicate personnel, management and financial resources into developing new products. If a new product is not sold over a certain amount, we will fail to capitalize on the invested resources, time and effort that we expended on the product.

Reliance on our suppliers makes us vulnerable to the loss of one or more key suppliers or the delivery capabilities of our suppliers.

We typically rely on a limited number of key suppliers. Although we have developed good long-term relationships with our suppliers and EMS (Electronics Manufacturing Services) OEM third party alliance, there can be no assurance that we will always be able to obtain components and have our products completed and delivered to the market in a timely base. Such delay could make our products become obsolete or unattractive with our customers and consequently, our results of operations will be materially and adversely affected.

If we fail to attract and retain key personnel, particularly our chief executive officer, our business will be materially impaired and our financial condition and results of operations will suffer.

Our business greatly relies on the continued services of Dr. Zhang Zhengyu, our principal shareholder and chief executive officer and our senior management team. Many new product concepts and technology innovation are generated by Dr. Zhang and our senior management team. Our future success will depend to a significant degree upon the performance and contribution of Dr. Zhang and other members of our senior management team in areas including sales, new product specification, finance and customer services. Therefore, our business and results of operations may be materially and adversely affected if Dr. Zhang or another member of our senior management team leaves us. In addition, we will incur additional expenses to recruit and develop senior management members if one or more of our key employees are unwilling or unable to continue their employment with us. We do not maintain key man life insurance covering our senior management or any of our key employees.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly-skilled personnel. If we cannot attract and retain the personnel we require at a reasonable cost, our cost of revenue will increase and the profitability of our business could be negatively affected. Our business is especially dependent on sales, marketing and new product specification personnel. Competition in China for executive-level and skilled technical and sales and marketing personnel is strong, and recruiting, training, and retaining qualified key personnel are important factors affecting our ability to meet our growth objectives. Should key employees leave our company, we may lose both an important internal asset and net revenue from customer projects in which those employees were involved.

Loss of the current TV direct sales strategic alliance may adversely impact our net revenue.

On April 24, 2006, we entered into a strategic alliance agreement with Acorn International Shopping Network (“Acorn”). Our current ad campaign broadcasts 15 and 30 second commercials to build general awareness and 1, 4 and 5 minute infomercials to educate consumers on the features of our products. These commercials and infomercials are currently broadcasted on 3 nationwide CCTV channels, 19 national satellite TV channels, 5 international satellite channels operating in China and 10 local channels. Our ads are broadcasted no more than 500 minutes per day, and the total airtime currently aggregates approximately 9,000 minutes per month.

In 2006, this TV direct sales platform generated about 30% of our total sales. The agreement with Acorn expired on April 10, 2007; however, we are in negotiations regarding an extension of our commercial arrangement and at the same time are also seeking other appropriate partners to continue our strategy on TV marketing to maintain our market share. If we do not renegotiate such contract on mutually acceptable terms, it may have an adverse impact on our financial results.

The end-markets in which we operate are highly competitive and fragmented. We expect competition to intensify in the future, and if we fail to compete effectively, our business will be harmed.

Pressures from current or future competitors could cause our products to lose market acceptance or require us to reduce our sales prices to keep and attract customers. Our competitors often have longer operating histories, stronger customer and supplier relationships, larger technical staffs and sales forces, and/or greater financial, technical and marketing resources than we do. Although we believe that there are no direct competitors of any meaningful size who operate using the same business model as ours, we may still face the risk of fierce competition.

We may be unable to manage rapid growth and a changing operating environment, which could adversely affect our ability to serve our customers and harm our business.

We experienced significant growth in our revenues and net income in 2006, and although we predict this growth to continue in the future, we have limited operational, administrative and financial resources, which may be inadequate to sustain our current growth rate. If we are unable to manage our growth effectively, the quality of our products could deteriorate and our business may suffer. As our targeted customers increase and we introduce different lines of new products, we will need to:

-	Increase our investments in personnel, research and development capabilities, facilities and other operational areas;
-	Continue training, motivating and retaining our existing employees, and attract and integrate new qualified employees;
-	Develop and improve our operational, financial, accounting and other internal systems and controls; and
-	Take enhanced measures to protect any proprietary technology or technological capability we develop.

Any failure to manage our growth successfully could distract management’s attention and result in our failure to serve our customers and harm our business.

We may not have sufficient funds to pay our accounts payable when due, which could adversely affect our operations and net revenue.

We experience a time lag in our accounts payable and accounts receivable cycles. Consequently, we may experience periods during which our cash from operations is insufficient to fund our working capital requirements. We have historically funded our working capital requirements through cash on hand, operating cash flows, as well as short-term credit facilities. As we grow and our working capital requirements increase, these facilities may not be sufficient to meet our needs. We may be unable to maintain these liquidity sources or obtain additional liquidity sources on commercially reasonable terms to meet our increased funding requirements.

The unauthorized use of our software or other innovative technology, and new product ideas could have a material adverse impact on our net revenue.

Although we typically will apply for patent or intellectual property protection for our software and technology, before the patent or protection come into effect, we may have significant risks with respect to the unauthorized use of our technology. We typically do not have non-disclosure or confidentiality agreements with most of the design houses or other technology partners to keep our new specifications and ideas confidential. Design houses may attempt to circumvent us by providing our new product ideas directly to our competitors.

We became a public company through a share exchange with a non-operating public shell company, where we were the accounting acquirer and assumed all known and unknown potential liabilities of our predecessor entity.

Our September 2006 share exchange was accounted for as a reverse merger in which Magical Insight was deemed the accounting acquirer and General Components, Inc. was deemed the legal acquirer. Although by December 2006, we disposed of our previous businesses and operations (other than those operated by Magical Insight), we may still be responsible for any unknown liabilities relating to those prior businesses.

Risks Related to Our Industry

Our inability to respond quickly and effectively to rapid technological advances and market demands would adversely impact our competitive position and our results of operations.

The mobile handset market is characterized by rapid technological advances, intense competition, frequent introduction of new products and services and consumer demand for greater functionality, lower costs, smaller products and better performance. We must constantly seek out new products and develop new products to maintain in our portfolio. We expect our customers’ demands for improvements in product performance to increase, which means that we must continue to improve our products and develop new products to remain competitive and grow our business. Our failure to compete successfully for customers will result in price reductions, reduced margins or loss of market share, any of which would harm our business, results of operations and financial condition.

Substantially all of our net revenue currently comes from sales from mobile handsets, and cyclical downturns could harm our operating results.

The mobile handset market is highly cyclical and has experienced severe and prolonged downturns, often in connection with maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The impact of slowing end-customer demand was compounded by higher than normal levels of inventories among our distributors and our distributors’ adjustments in their order levels, resulting in increased pricing pressure.

The mobile handset end-market is characterized by a short product lifecycle, making time-to-market and sensitivity to customer needs critical to our success and our failure to respond will harm our business.

Mobile handsets typically have a lifecycle of approximately six months before the technology becomes obsolete. Time-to-market, both with respect to our ability to supply consumers with timely and marketable products and provide our customers with a wide array of latest generation customized module design solutions, is critical to our success. As design cycles in the industry shorten, we face logistical challenges in providing our solutions in an increasingly shorter timeframe. If we are unable to respond to the shortened lifecycles and time-to-market, our business will suffer.

Risks Related to Doing Business in China

There are substantial risks associated with doing business in China, including those set forth in the following risk factors.

Our operations may be adversely affected by China’s economic, political and social conditions.

Substantially all of our operations and assets are located in China and substantially all of our net revenues are derived from our operations in China. Accordingly, our results of operations and future prospects are subject to economic, political and social developments in China. In particular, our results of operations may be adversely affected by:

-	changes in China’s political, economic and social conditions;
-	changes in policies of the government or changes in laws and regulations, or the interpretation of laws and regulations;
-	changes in foreign exchange regulations;
-	measures that may be introduced to control inflation, such as interest rate increases; and
-	changes in the rate or method of taxation.

 The economy of the People’s Republic of China (“PRC”) has historically been a planned economy. The majority of productive assets in China are still owned by various levels of the PRC government. In recent years the government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the economy and a high level of management autonomy. Such economic reform measures may be inconsistent or ineffectual, and we may not benefit from all such reforms. Furthermore, these measures may be adjusted or modified, possibly resulting in such economic liberalization measures being applied inconsistently from industry to industry, or across different regions of the country.

In the past twenty years, China has been one of the world’s fastest growing economies in terms of gross domestic product, or GDP. This growth may not be sustainable. Moreover, a slowdown in the economies of the United States, the European Union and certain Asian countries may adversely affect economic growth in China which depends on exports to those countries. Our financial condition and results of operations, as well as our future prospects, would be materially and adversely affected by an economic downturn in China.

Our financial results benefit from tax concessions granted by the PRC government, the change to or expiration of which would materially change our results of operations.

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that some of our PRC operating companies currently enjoy or expect to enjoy in the future. The statutory tax rate generally applicable to Chinese companies is 33%. As a result of preferential tax rate incentives, our operations have been subject to relatively low tax liabilities.

On March 16, 2007, the National People’s Congress of the PRC passed the Enterprise Income Tax Law of the People’s Republic of China, which law will take effect as of January 1, 2008. In accordance with the new law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises such as HTW. Enterprises established prior to March 16, 2007, eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually become subject to the new tax rate over a five-year transition period starting from the date of effectiveness of the new law. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, such as HTW, to be set out in more detailed implementing rules to be adopted in the future. In addition, certain qualifying “High Technology Enterprises” may still benefit from a preferential tax rate of 15% under the new tax law if they meet the definition of “Qualifying High Technology Enterprise” to be set forth in the more detailed implementing rules when they are adopted. As a result, if HTW qualifies as a “Qualifying High Technology Enterprise”, it will continue to benefit from a preferential tax rate of 15%, subject to any transitional period rules implemented starting from January 1, 2008. Otherwise, HTW’s applicable tax rate may gradually increase from its existing rate of 15% to the unified tax rate of 25% by January 1, 2013 under the new tax law and in accordance with more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government and the timing of the issuance of such implementing regulations is currently unclear.

 PRC government control of currency conversion may affect our ability to meet foreign currency obligations.

Because the majority of our net revenue is denominated in Renminbi, any restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to meet our foreign currency obligations, primarily denominated in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), or the Rules, as amended. Under the Rules, once certain procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of PRC, or its local counter-parts. Since a significant amount of our future revenues will continue to be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in China to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies, or our ability to meet our foreign currency obligations, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of Renminbi with respect to foreign exchange transactions.

Our acquisition strategy depends on government regulatory approvals in China.

Regulations have been promulgated by the State Development and Reform Commission (“SDRC”) and the State Administration of Foreign Exchange (“SAFE”) that require registration with, and approval from, PRC government authorities in connection with direct or indirect offshore investment activities by individuals who are PRC residents and PRC corporate entities. These regulations may apply to our equity interests in offshore companies held by our PRC shareholders who are considered PRC residents. We intend to make all required applications and filings, and will require the shareholders of the offshore entities in our corporate group who are considered PRC residents to make the applications and filings, as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, because these regulations lack implementing rules or reconciliation with other approval requirements, it remains uncertain how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted and implemented by the relevant government authorities. The approval criteria by SDRC agencies for outbound investment by PRC residents are not provided under the relevant SDRC regulations. Also, the criteria for registration with SAFE agencies, and whether such registration procedure is discretionary, are still uncertain as the criteria, if any, are not provided for under relevant SDRC regulations. Furthermore, there is a lack of relevant registration precedents for us to determine the registration criteria in practice. Accordingly, we cannot provide any assurances that we will be able to comply with, qualify under or obtain any registration or approval as required by these regulations or other related legislations. Further, we cannot assure you that our shareholders would not be considered PRC residents, given uncertainties as to what constitutes a PRC resident for the purposes of the regulation, or that if they are deemed PRC residents, they would or would be able to comply with the requirements. Our failure or the failure of our PRC resident shareholders to obtain these approvals or registrations may restrict our ability to acquire a company outside of China or use our entities outside of China to acquire or establish companies inside of China, which could negatively affect our business and future prospects.

PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating companies, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions.

Substantially all of our operations are conducted through our PRC operating companies. The ability of our PRC operating companies to make dividend and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the SAFE regulations discussed in the previous risk factor, the foreign exchange activities of our present or prospective PRC subsidiaries are conditioned upon the compliance with the SAFE registration requirements by the shareholders of our offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from our PRC subsidiaries, namely Beihai Hi-Tech Wealth Technology Development Co. Ltd. and Beijing Hi-Tech Wealth Software Technology Ltd., including, remittance of dividends and foreign-currency- denominated borrowings by these PRC subsidiaries. In addition, our PRC operating companies are required, where applicable, to allocate a portion of their net profit to certain funds before distributing dividends, including at least 10% of their net profit to certain reserve funds until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating companies are also required, where applicable, to allocate an additional 5% to 10% of their net profits to a statutory common welfare fund. The net profit available for distribution from our PRC operating companies is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As a result, we may not receive sufficient distributions or other payments from these entities to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

Apart from the dividend distribution from our PRC subsidiaries to us, the transfer of funds from our company to our PRC operating companies, either as a shareholder loan or as an increase in registered capital or otherwise, is subject to registration or approval with or by PRC governmental authorities, including the relevant administration of foreign exchange and/or other relevant examining and approval authorities. These limitations on the free flow of funds between us and our PRC operating companies may restrict our ability to act in response to changing market conditions.

Fluctuations in the value of the Renminbi relative to foreign currencies could affect our financial condition, results of operations and the price of our common stock.

The majority of our net revenue is denominated in Renminbi. Since 1994, the official exchange rate of Renminbi to U.S. dollars has been based on rates set by the People’s Bank of China and generally has been stable. However, in July 2005, the PRC government decoupled the Renminbi from the U.S. dollar, and the PRC government relinquished the U.S. dollar peg and increased the current trading range. Future movements in the exchange rate of Renminbi and other currencies may have an adverse effect on our financial condition and results of operations. For example, a depreciation of the Renminbi relative to the U.S. dollar would have the effect of reducing our U.S. dollar-translated net revenue and increasing the debt servicing requirements for our U.S. dollar-denominated debt. On the other hand, the appreciation of the Renminbi would make our products more expensive if our customers are involved in the export of mobile phones outside China, which could adversely affect their sales, thereby eroding our customer base and adversely affecting our results of operations.

The legal system in China has inherent uncertainties that may limit the legal protections available to you as an investor or to us in the event of any claims or disputes with third parties.

The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available to you as an investor and to us in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process and enforcing judgments against us and our management.

Substantially all of our operations and assets are located in China. In addition, most of our directors, executive officers and some of the experts named in this document reside within China, and many of the assets of these persons are also located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these directors or executive officers or some of the experts named in this document, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. As a result, recognition and enforcement in China of judgments of a court of the United States or any other jurisdiction, including judgments against us or our directors, executive officers, or the named experts, may be difficult or impossible.

Risks Related to Our Common Stock

Our principal shareholder and chief executive officer beneficially owns a substantial majority of our common stock. As a result, the trading price for our shares may be depressed due to market perception, and our principal shareholder and chief executive officer will be able to take actions that may be adverse to your interests.

Dr. Zhang Zhengyu, our principal shareholder and chief executive officer, directly and through entities he controls, currently beneficially owns approximately 37.8% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with only one or very few controlling shareholders. Furthermore, Dr. Zhang has the ability to control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit you.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources. Our failure to comply could adversely affect our stock price.

As a closely-held company with no prior public reporting obligations prior to our share exchange with General Components in September 2006, we had committed limited personnel and resources to the necessary development of our internal controls and systems. In connection with our fiscal year 2006 financial statement audit, our independent auditors identified various internal control deficiencies and provided us with comments and recommendations for improvement in a number of areas with respect to our internal accounting systems and disclosure controls. These areas included, among other things: segregating duties in some sales and administrative functions; the creation of formal internal controls; policies and procedures in some administrative and accounting areas; an increase in accounting department resources; finalizing documentation to our existing internal controls and systems; and improving system controls related to information and technology systems matters. While we do not believe that any of the identified internal control deficiencies will materially adversely affect our financial statements, we cannot assure you that this will be the case.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, public companies are required to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K or 10-KSB and the public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007. We have only recently begun to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year ends, as required by Section 404 of the Sarbanes-Oxley Act, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

There has not been significant trading in our common stock, and our stock price may fluctuate dramatically in the future.

Our common stock is quoted on the Over-The-Counter Market, or on the Electronic Bulletin Board of the Over-The-Counter Market, or OTCBB. To date, there has been a limited trading market for our common stock. There is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

-	variations in our quarterly operating results;

-	announcements that our net revenue or income are below research analysts’ expectations;

-	general economic slowdowns;

-	changes in market valuations of similar companies;

-	sales of large blocks of our common stock;

-	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

-	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of China-based companies.

Future sales of shares could have an adverse effect on the market price of our common stock.

A significant portion of our shares are held by a small number of shareholders. Historically, trading volume of our shares has been relatively low. Sales by our current shareholders of a substantial number of shares could significantly reduce the market price of our common stock. These sales could also impede our ability to raise future capital.

Item 2.	Description of Property

The Company has a manufacturing factory and facilities located in Beihai, China on 339,112.10 square meters of land. According to Chinese law, the government owns all of the land in China and companies or individuals are authorized to use the land only through land use rights granted by the Chinese government. The Company has long term leases with the Chinese government affording them the use of this land through April 2053. We own a manufacturing plant and buildings located on this land for manufacturing, office, warehouse and staff facilities.

We maintain our primary executive offices at Suite 1503, Sino Plaza, 255-257 Gloucester Road, Causeway Bay, Hong Kong which is for general and administrative services including office space, utilities and secretarial support. The following sets forth the additional properties which are used by us in connection with the operation of our business:

	Address	Expiration Date	Area in Sq. Meters	Monthly Rental US$
Beijing Office	Room 507, 5th Floor, Building C, Intelligence International Plaza, No 18 Zhongguancun East Road, Haidian District, Beijing, China 100083	February 22, 2008	86.36	$1,020
Beijing Office	Room 1502, 15th Floor, Building C, Intelligence International Plaza, No 18 Zhongguancun East Road, Haidian District, Beijing, China 100083	June 9, 2007	108.59	$2,358
Beijing Office	Room 506, 5th Floor, Building C, Intelligence International Plaza, No 18 Zhongguancun East Road, Haidian District, Beijing, China 100083	August 27, 2007	69.59	$778
Beijing Office	10th Floor, Building C, Intelligence International Plaza, No 18 Zhongguancun East Road, Haidian District, Beijing, China 100083	December 10, 2007	863.18	$10,689

Item 3.	Legal Proceedings

We were named as a defendant in patent infringement suit filed by Panduit Corp. (“Panduit”) in connection with its patent entitled "Angled Patch Panel With Cable Support Bar For Network Cable Racks". On March 15, 2005, Panduit filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on March 15, 2005. Panduit also named Leviton Manufacturing Company, Inc., The Siemon Company, Tyco Electronics Corporation, Molex, Inc. and AESP, Inc. as defendants in the case. The suit was dismissed without prejudice in June 2005 and, to our knowledge, a new suit has not been initiated.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II.

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities

Market Information

Our common stock is currently listed on the Over the Counter Bulletin Board under the symbol “GCPN” after the reverse split on February 13, 2007. For the period from October 26, 2004 to that day, our common stock qualified for listing on The Over the Counter Bulletin Board and was listed under the symbol "GCPO". Prior to that period of time the Company was quoted on the Pink Sheets L.L.C. under the symbol “PAVS”. The table below sets forth, for the calendar quarters indicated, the high and low prices of our common stock as reported on the OTC Bulletin Board. The OTC market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

	OTC Bulletin Board
	High	Low
2006 First Quarter	$17.80	$7.50
2006 Second Quarter	$7.50	$0.70
2006 Third Quarter	$1.60	$0.50
2006 Fourth Quarter	$2.30	$0.60

	OTC Bulletin Board
	High	Low
2005 First Quarter	$27.50	$16.00
2005 Second Quarter	$30.00	$20.00
2005 Third Quarter	$29.00	$22.50
2005 Fourth Quarter	$23.80	$12.40

Holders

As of March 31, 2007, there were 813 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

All recent sales of unregistered securities of GCI have been previously reported on Current Reports on Form 8-K.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained elsewhere in this annual report.

Forward Looking Statements

The statements discussed in this annual report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of our products and the other risks detailed from time to time under the heading “Risk Factors” in Item 1 above.

Critical Accounting Policies

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

Business Overview

After only its first year of operation in 2006, HTW, as a newly-licensed mobile phone producer, has not only successfully earned a position in the second tier of the smart phone production industry, it has also become the leader in the information security sector for production of Information Security Mobile phones (“ISM”).

In part through the formation of a strategic alliance with Acorn in April 2006, the Company has explored a new market through TV channels in China. As a result of this strategic alliance, our sales volume has increased and our brand name awareness has improved.

In 2006, a total of 223,489 units of ISM were sold in China, including sales of F8 “Information Secure” smart phones exceeding 157,000 units, sales of U8 smart phones exceeding 20,000 units and sales of F88, a metallic and slide design ISM, exceeding 45,000 units.

Business Outlook

In 2007, the Company plans to launch several different ISMs with additional features, including a durable power phone and solar power phone. In addition, in order to respond the market demand, the Company plans to introduce a English-learning phone to assist the user in learning a second language.

For advertising and promotion, to our knowledge, we were the first mobile phone marketer selling mobile phones through a TV marketing channel in China. Most of our competitors have followed our strategy and commenced sales through TV marketing. The agreement with Acorn expired on April 10, 2007; however, we are in negotiations regarding an extension of our commercial arrangement and at the same time are also seeking other appropriate partners to continue our strategy on TV marketing to maintain our market share.

Results of Operations for the Years ended December 31, 2006 and 2005.

Revenues. Revenues were $61,889,649 for the year ended December 31, 2006, as compared to $6,315,154 for the same period in 2005. This significant increase is attributable to the launching of new smart phones by the end of 2005 and increased sales during 2006 through TV marketing channels in China resulting from our strategic alliance under the Acorn brand.

Gross margin. Our gross margin increased from 19.9% in 2005 to 36.7% in 2006. This significant increase is attributable to our ability to sustain higher selling prices on our products.

Gross profit. Gross profit was $22,737,056 in the year ended December 31, 2006, as compared to $1,255,922 for the same period in 2005. This increase was attributable to an increase in sales volume and the improvement in gross margins on our products.

Operating income (loss). For the year ended December 31, 2006, operating income was $4,992,854 as compared to an operating loss of $471,011 for the same period in 2005. This increase in operating income was due to the launching of a new security smart phone and a strategic alliance under the Acorn brand for TV shopping, which led to an increase in product sales.

In addition, the Company acquired a software company during last quarter of 2006, which also contributed $1,652,986 to operating income due to the lower level of expenses recognized following such acquisition.

Selling and distribution. Selling and distribution expenses were $356,940 for the year ended December 31, 2006, as compared to $830,243 for the same period in 2005. This decrease was primarily attributable to a decrease in transportation expenses, caused by the change in our products from raw materials and components in 2005 to mobile phones in 2006.

Advertising expenses. Advertising expenses were $13,677,979 for the year ended December 31, 2006, as compared to $507,208 for the same period in 2005. This major increase was due to advertising fees paid in connection with the Acorn arrangement of $8,194,266 since April 2006. Furthermore, the compensation to distributors was $4,508,029 for the year ended December 31, 2006,as compared to $505,228 for the same period in 2005, which increase was attributable to a growth in product sales.

Research and development costs. Research and development costs of $92,862 were incurred for the year ended December 31, 2006, as compared to none for the same period in 2005.

General and administrative expenses. General and administrative expenses were $3,036,666 for the year ended December 31, 2006, as compared to $1,304,526 for the same period in 2005. This increase was primarily attributable to an increase in technical consultants’ fees, auditors’ fees, legal fees, salary expenses and office fees for new companies, depreciation expenses, and D&O insurance.

			Increase/	%
	2006	2005	(Decrease)	Change
General and administrative expenses

Legal and Professional fees	$1,036,574	$27,460	$1,009,114	3674.85%
Entertainment & travelling expenses	203,460	157,000	46,460	29.59%
Depreciation expenses	457,293	420,383	36,911	8.78%
Salary	271,606	144,107	127,498	88.47%
Other	1,067,733	555,576	512,157	92.18%
Total	$3,036,666	$1,304,526	$1,732,140	132.78%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, testing and technical service fees for mobile phones. During 2006, the significant increase was caused by the expenses related to the launch of a new model of mobile phones and the legal and professional fees paid in connection with the reverse merger.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks over the country.

Depreciation expenses - Increase in depreciation expenses was mainly caused by the additional of building by transferring from construction in progress of $2,218,612 during 2006.

Salary - Increase in salary was due to the increase of headcount by acquisition of Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) on October 27, 2006.

Other expenses/income, net. Other expenses, net were $579,755 for the year ended December 31, 2006, as compared to other income, net of $915,044 for the same period in 2005. This increase was attributable to an increase in interest expenses of $135,738 on $6,000,000 aggregate principal amount of convertible notes, amortization of the discount on the convertible notes of $293,858 and an interest rate increase on outstanding bank loans. In addition, a decrease in government grants and subsidies, from $1,558,273 of 2005 to $517,917 of 2006 caused a significant reduction in other income.

Discontinued operations. Net gain from discontinued operations was $182,962 for the year ended December 31, 2006. It consisted of the disposal of old business operations, including VOIP and structured cable business, and an investment in an unrelated business.

On December 22, 2006, the Company disposed the old business operations and generated the net gain from discontinued operation of $306,971, which consisted of the gain from disposition of discontinued operations of $374,505 and loss from discontinued operations of $67,534.

On December 28, 2006, HTW entered into an agreement to sell its 50% interest in Beijing Mobile Communication Technology Co., Ltd (“BMCT”) to another owner of BMCT at the consideration of $60,400 and the transaction was approved by the PRC Government and consummated on March 28, 2007. During the year ended December 31, 2006, the operation loss for this discontinued operation was $124,009.

Net income(loss). Net income was $4,459,642 for the year ended December 31, 2006, as compared to net loss of $459,261 for the same period in 2005. This change was attributable to the factors discussed above.

In addition, the Company acquired a software company, BJ HTS, during last quarter of 2006, which also has a significant contribution to net income of $1,704,845. Assuming the Company acquired BJ HTS at January 1, 2006, the unaudited pro forma net income $7,529,404.

For the year ended December 31, 2006, the basic and diluted earning per share was $0.23 and $0.18, respectively.

Income Taxes

Income taxes were $287,018 for the year ended December 31, 2006, as compared to $30,932 for the same period in 2005. The increase was due to the increase pre-tax income of HTW and the contribution from BJ HTS. The Company’s effective tax rate were 15% and 24 % for the years ended December 31, 2006 and 2005, respectively, on the pre-tax income of HTW and BJ HTS under the China Tax Law.

Liquidity and Capital Resources

As of December 31, 2006, we had $220,909 of cash and cash equivalents and $548,526 of working capital as compared to $79,703 of cash and cash equivalents and $502,903 of working capital, respectively, at December 31, 2005. The account receivables decrease from $7,184,953 in 2005 to $3,874,442 in 2006.

Overall, cash increased in 2006 by 77%, from $79,703 in 2005 to $220,929 in 2006. There was a net inflow of cash from operations of $1,897,773 in 2006 in comparison to a net inflow of $2,453,122 in 2005. With respect to cash flow from investing, we have a net cash outflow of $5,680,871 in 2006 from $937,646 in 2005, which was mainly attributable to the net increase in notes receivable of $4,053,577. The cash provided by financing activities was increased to $3,425,591 in 2006 versus a net cash used in financing activities of $1,718,237 in 2005, which was mainly attributable to the issuance of $6,000,000 in aggregate principal amount of convertible notes in 2006.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, such officers have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in internal control over financial reporting.

During the year ended December 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16 of the Exchange Act.

Our current directors and executive officers are as follows:

Name	Age	Title

Zhang Zhengyu	49	Chairman and Chief Executive Officer of the Company and Director

Ma Qing	44	Chief Financial Officer, Treasurer and Director

Li Ming	42	Secretary, President and Director

Simon Mu	48	Director

Dr. Zhang Zhengyu, 49, has served as Chairman and Chief Executive Officer of the Company since November 2006. Dr. Zhang is founder, Chairman and Chief Executive Officer of the HTW. Prior to the incorporation of HTW-HK in 1997, Dr. Zhang was general manager of Beijing Star Technology Development Center, a technical service firm in various businesses, ranging from software design, dealer for Dell, to the design of marble cutting machines. That firm became the sole dealer in the PRC for a Hong Kong electronic dictionary manufacturer in March 1992 and became dealer for other electronic organizers in January 1995. Dr Zhang has also actively participated the public and social services. Dr. Zhang is committee member of National Committee of the Chinese People's Political Consultative Conference and the Chinese People's Political Consultative Conference Beijing Committee, and Vice President of Beijing Municipal Chamber of Commerce and China Youth Entrepreneurs Association. In 1993, Dr. Zhang has been awarded for China National Outstanding Contributions Young Professional, China Central Bureau Top 10 Outstanding Youth, and Central China Outstanding Youth Entrepreneur. Dr. Zhang obtained a Bachelor of Science (Space Science) degree from the Beijing Institute of Technology and a Ph.D. degree in artificial intelligence from Beijing University of Aeronautics & Astronautics.

Ma Qing, 44, has served as Chief Financial Officer and Treasurer of the Company since November 2006. Mr. Ma is Chief Financial Officer and a Vice President of HTW. He founded Euro Asia Arbitrage Investment Limited, a company incorporated in Hong Kong in January 1998, which was subsequently acquired by the holding company of HTW in August 2000. Prior to 1999, Mr. Ma held various management positions at the Hong Kong, Paris and Chicago offices of Dresdner Kleinwort Benson. He has many years' experience in the banking industry. Mr. Ma obtained a Bachelor of Science degree from Beijing University, a DEA (Equivalent to Master of Science) degree in Artificial Intelligence from the University of Paris and a Diplome en (Equivalent to Master of Finance) degree from Ecole Superieur de Commerce de Paris.

Li Ming, 42, has served as Secretary and President of the Company since November 2006. Ms. Li is a founder, Chief Operating Officer, Director and President of HTW. Prior to joining HTW in October 1998, Ms. Li was General Manageress of Hong Kong Representative Office of Beijing Star Technology Development Center. Ms. Li has also worked as an instructor of Communication for Officer of the People's Liberation Army during 1977 to 1993. Ms. Li has also actively participated the public and social services. Ms. Li is committee member of the Beihai Committee of Chinese People's Political Consultative Conference and All-China Federation of Youth, and also a Standing Committee member of Guangxi Municipal Chamber of Commerce and Central Bureau Federation of Youth. Ms. Li holds an MBA degree from Murdoch University of Australia.

Dr. Simon Mu, 48, is a founder of the Company and has been on the Board of Directors since 2004. Dr. Mu was also the CEO of China Mineral Acquisition Corporation, a U.S. publicly listed company. He is a Managing Director of Capital Bridge Investment Ltd., a Chinese company specializing in mergers, acquisitions and distressed debt financing in China, since August 2003. Since 1996, Dr. Mu has served as Chairman of the Board of Beijing Marrison World Business Information Systems Company, a computer systems integrator in China, in which Dr. Mu is also a majority shareholder. He was Vice-Chairman of Jinpan International Ltd., an AMEX listed company, from August 1997 to December 1999. From February 1995 to August 1998, Dr. Mu was President of Patron America Inc., a financial advisory company. From September 1993 to January 1995, he served as Vice President of Investment Banking for Salomon Brothers in Hong Kong. Prior to joining Salomon, he was an Assistant Professor at the Lyndon Johnson School, the University of Texas at Austin, from 1991 to 1993. Dr. Mu holds a Masters in Econometrics and a Ph.D. in Planning and Development Finance, both from the University of North Carolina at Chapel Hill. He has a B.S. degree in Urban Planning from Nanjing University.

Code of Ethics

In March 2005, we adopted a Code of Ethics and Business Conduct and Insider Trading Policy (“Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of such Code is incorporated by reference as Exhibit 14.1 to this annual report. A copy of the Code will be made available to any stockholder, free of charge, upon written request to us at Suite 1503, Sino Plaza, 255-257 Gloucester Road, Causeway Bay, Hong Kong.

Board Committees and Designated Directors

We are currently traded on the OTC Bulletin Board and are therefore not required to have an audit or nominating committee or a compensation committee. We will evaluate establishing such committees in the future.

Item 10.	Executive Compensation

Certain executive officers have received cash compensation for services rendered on behalf of the Company. Compensation, including finders and consulting fees, paid by us to any of our existing stockholders, including our directors, or any of their respective affiliates, for services rendered for the year ended December 31, 2006 are listed below:
	Annual compensation
Name/Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other ($)	All other Comp. ($)
Zhang Zhengyu, Chairman and CEO	2006	$10,076	-	-	-
Simon Mu, Former Chairman and CEO	2006	-	-	-	-
Ma Qing, CFO and Treasurer	2006	-	-	-	-
Li Ming, President and Secretary	2006	$17,633	-	-	-

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

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Full Talent Limited	17,450,000	31.1%
Smooth Wealth Group Limited	9,500,000	17.0%
Marvel Sight Limited	5,500,000	9.8%
Full Wisdom International Limited	3,750,000	6.7%
Zhang Zhengyu (2) (3)	21,200,000	37.8%
Li Ming (2) (4)	9,500,000	17.0%
Ma Qing (2) (5)	5,500,000	9.8%
Simon Mu(2)	2,159,928	3.9%

All directors and executive officers as a group (4 persons)	38,359,928	68.5%

___________________________________

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(2) Indicates a director and/or executive officer of the Company. The address of each such individuals is c/o General Components, Inc., Suite 1503, Sino Plaza, 255-257 Gloucester Road, Causeway Bay, Hong Kong.

(3) Includes 17,450,000 shares owned by Full Talent Limited and 3,750,000 shares owned by Full Wisdom International Limited. In his capacity as sole owner of Full Talent Limited and Full Wisdom International Limited, Mr. Zhang has voting and investment power over the securities beneficially owned by Full Talent Limited and Full Wisdom International Limited. All of such shares have been pledged to support obligations of such individual under a non-compete agreement.

(4) Includes 9,500,000 shares owned by Smooth Wealth Group Limited. In her capacity as sole owner of Smooth Wealth Group Limited, Ms. Li has voting and investment power over the securities beneficially owned by Smooth Wealth Group Limited. All of such shares have been pledged to support obligations of such individual under a non-compete agreement.

(5) Includes 5,500,000 shares owned by Marvel Sight Limited. In his capacity as sole owner of Marvel Sight Limited, Mr. Ma has voting and investment power over the securities beneficially owned by Marvel Sight Limited. All of such shares have been pledged to support obligations of such individual under a non-compete agreement.

Item 12.	Certain Relationships and Related Transactions and Director Independence

During the year ended December 31, 2005, we sold goods to Beijing Marrison World Business Information Company Limited for $6,267. Dr. Simon Mu, our director, has a controlling interest in Beijing Marrison World Business Information Company Limited.

During year ended December 31, 2006, HTW purchased raw materials and goods from Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) in the amount of $30,256,399 and $2,980,607, respectively. In addition, in 2006, BJ HEP paid subcontracting fees on behalf of HTW in the amount of $434,274. In 2005, BJ HEP paid advertising, transportation and subcontracting fees on behalf of HTW in the amount of $518,747, $741,048 and $107,666, respectively. Dr. Zhang Zhengyu, Ms. Li Ming and Mr. Ma Qing, our directors, have also acted as directors of BJ HEP.

During 2006, HTW acquired software from Beijing Hi-Tech Wealth Software Co. Ltd. (“BJ HTS”), which Ms. Li Ming, our director, is also the director of BJ HTS, in the amount of $3,644,357. On October 27, 2006, Euro Asia, the holding company of BJ HTS, was acquired by Magical Insight and the inter-company transactions have been eliminated in consolidation following such transaction.

During the year ended December 31, 2006, HTW sold goods to Nanjing Hengzhi Communication Equipment Co. Ltd. (“NHC”) in the amount of $3,353,655. NHC is controlled by a relative of the Company’s Chief Executive Officer and Chairman of the Board, Dr. Zhang Zhengyu.

During the year ended December 31, 2006 and 2005, HTW sold goods to Beijing Mobil XP Technology Co., Ltd (“BMT”) in the amount of $1,226,663 and $2,128,784, respectively. BMT is a company controlled by our director, Ms. Li Ming.

During the year ended December 31, 2006, HTW advanced $949,177 to Hong Kong Hi-Tech Wealth Electronic Products Co., Ltd. (“HK HEP”). The remaining balance is interest free, unsecured and has no fixed repayment term. Dr. Zhang Zhengyu, Ms. Li Ming and Mr. Ma Qing, directors of GCI, have also acted as directors of HK HEP.

During the year ended December 31, 2006, Hi-Tech Wealth Group Limited (“HT-WG”) advanced $498,381 to HTW. The remaining balance is interest free, unsecured and has no fixed repayment term. Dr. Zhang Zhengyu, Ms. Li Ming and Mr. Ma Qing, directors of GCI, have also acted as directors of HT-WG.

During the year ended December 31, 2006, BJ HID loaned $256,125 to HTW. The remaining balance is interest free, unsecured and has no fixed repayment term. Dr. Zhang Zhengyu and Ms. Li Ming, directors of GCI, have also acted as directors of BJ HID.

Item 13.	Exhibits

The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Share Exchange Agreement by and between General Components, Inc., a Nevada corporation and Magical Insight Investments Limited., a British Virgin Islands corporation dated September 6, 2006.(1)
2.2	Asset Purchase Agreement by and between General Components, Inc. and ZGS Corporation dated September 6, 2006 (2)
2.3	Stock Purchase Agreement by and between General Components, Inc. and General Components International Ltd. (3)
2.4	Share Exchange Agreement by and between General Components, Inc., a Nevada corporation and General Components, Inc., a Cayman Islands corporation dated September 24, 2004.(4)
2.5	Stock Purchase Agreement by and among General Components, Inc. and certain Investors listed on Exhibit A thereto dated September 24, 2004.(4)
2.6
Agreement and Plan of Merger dated as of July 7, 2004 between Pro-Active Solutions, Inc., a Nevada corporation (“Parent”), and General Components, Inc., a Nevada corporation and a direct wholly-owned subsidiary of Parent.(5)

2.7	Asset Purchase Agreement dated as of February 8, 2007 (7)
2.8	Amendment to Asset Purchase Agreement dated February 15, 2007 (9)
2.9
Amendment to the Share Exchange Agreement, dated as of September 6, 2006 by and among General Components, Inc., Magical Insight Investments Ltd. and each of the persons listed as a shareholder thereon (7)

3.1	Certificate of Incorporation.(6)
3.2	Certificate of Designation of General Components, Inc.(4)
3.3	Certificate of Designation of General Components, Inc relating to Series B Preferred Stock (7)
3.4*	Amended and Restated By-laws
4.1	Form of Common Stock Certificate (6)
4.2	Convertible Promissory Note dated November 1, 2006 (2)
4.3	Common Stock Purchase Warrant dated November 1, 2006 (2)
4.4	Form of Convertible Note dated December 11, 2006(8)
4.5	Form of Warrant dated December 11, 2006 (8)
4.6	Common Stock Purchase Warrant dated as of February 8, 2007 issued to Broadband Capital Management LLC (7)
4.7	Common Stock Purchase Warrant dated as of February 8, 2007 issued to Comtech Global Investments, Inc. (7)
10.1	Form of Subscription Agreement dated as of February 8, 2007 by and among General Components, Inc. and the investors listed on the signature pages thereto (7)
10.2	Registration Rights Agreement dated February 8, 2007 by and among General Components, Inc. and the Holders named therein (7)
10.3*
Cooperative Agreement dated as of as of April 10, 2006 between Beihai Hi-Tech Weiye Limited Co., Shanghai Xiang Guo Wang Lu Technology Development Limited Co. and Shanghai Xiang Guo Advertising Limited Co.

10.4*	Form of Working Capital Loan Agreement
14.1	Code of Ethics and Insider Trading Policy. (10)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Binding Term Sheet between Magical Insight Investments Ltd. and Beijing Hi-Tech Wealth Investment and Development Company Limited dated as of February 8, 2007 (7)

______________________________

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference herein to the Report on Form 8-K filed on November 2, 2006.

(2) Incorporated by reference herein to the Report on Form 8-K filed on November 17, 2006.

(3) Incorporated by reference herein to the Report on Form 8-K filed on December 29, 2006.

(4) Incorporated by reference herein to the Report on Form 8-K filed on January 20, 2005.

(5) Incorporated by reference herein to the Report on Form 8-K filed on July 8, 2004.

(6) Incorporated by reference herein to the General Form for Registration of Securities of Small Business Issuers filed on Form 10-SB January 9, 2002.

(7) Incorporated by reference herein to Report on Form 8-K filed on February 13, 2007.

(8) Incorporated by reference herein to the Report on Form 8-K filed on December 20, 2006.

(9) Incorporated by reference herein to the Report on Form 8-K filed on April 9, 2007.

(10) Incorporated by reference herein to the Report on Form 10-KSB filed on April 14, 2005.

Item 14.	Principal Accountant Fees and Services

The firm of BDO McCabe Lo Limited, formerly known as BDO McCabe Lo & Company acted as our principal accountant through December 28, 2006. The Company has now engaged Weinberg & Company, P.A. (“Weinberg”) as its principal independent accountants, which engagement became effective as of December 28, 2006. The following is a summary of fees paid to our principal accountants for services rendered.

AUDIT FEES

We have paid $163,687 for the services our principal accountant performed in connection with our share exchange, including the financial statements included in the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 20, 2006 and the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 17, 2007.

During the year ended December 31, 2005, the audit fee incurred by BDO McCabe Lo Limited, was $117,732 and during the year ended December 31, 2006, the audit fee incurred by Weinberg was $223,973.

TAX FEES

During the years ended December 31, 2005 and 2006, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

During the years ended December 31, 2005 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

GENERAL COMPONENTS, INC.

Principal Executive Officer:

Date: April 17, 2007	By:	/s/ Zhang Zhengyu
Name: Zhang Zhengyu
Title: Chief Executive Officer

Date: April 17, 2007	Principal Financial and Accounting Officer:

	By:	/s/ Ma Qing
Name: Ma Qing
Title: Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2007	By:	/s/ Zhang Zhengyu
Zhang Zhengyu
Chief Executive Officer and Chairman of the Board

Date: April 17, 2007	By:	/s/ Ma Qing
Ma Qing
Chief Financial Officer, Treasurer and

Date: April 17, 2007	By:	/s/ Li Ming
Li Ming
Director

Date: April 17, 2007	By:	/s/ Simon Mu
Simon Mu
Director

GENERAL COMPONENTS, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005

GENERAL COMPONENTS, INC.
AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005

PAGE	F-3 - F-4	CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES	F-6 - F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES	F-8 - F-40	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
General Components, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of General Components, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Components, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting policies generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

/s/ Weinberg & Company, P.A.
Boca Raton, Florida
March 30, 2007

GENERAL COMPONENTS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$220,909	$79,703
Accounts receivable	3,874,442	7,184,953
Notes receivable, including current portion of long-term notes receivable of $2,652,961	4,849,920	2,076,967
Inventories	13,455,461	3,788,975
Due from related parties	2,783,518	7,545,438
Deferred tax assets	1,436,624	470,538
Prepayments for goods	2,142,720	61,290
Other receivables, prepaid expenses, and other assets	492,108	5,700
Assets of discontinued operations	20	-
Due from employees	76,330	59,334
Total current assets	29,332,052	21,272,898

Plant and equipment, net	15,281,647	12,907,324
Land use right, net	2,336,328	2,386,752
Construction in progress	-	2,218,612
Long term investment	4,000	4,000
Other intangible assets	33,198	4,535
Long term assets of discontinued operations	2,277	-
Long-term portion of notes receivable	1,280,623	-
Deferred tax assets	53,443	18,199
Total long-term assets	18,991,516	17,539,422

TOTAL ASSETS	$48,323,568	$38,812,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$959,459	$292,816
Other payables and accrued liabilities	5,664,215	434,931
Short-term bank loans	1,152,561	2,478,254
Current portion of long term loans	8,106,343	2,230,428
Convertible notes, net of discount of $2,279,313	3,885,687	-
Notes payable	1,267,817	65,674
Customer deposits	5,402,047	4,223,330
Due to related parties	1,337,238	10,837,527
Taxes payable	600,635	127,505
Due to employees	-	17,544
Liabilities of discontinued operations	322	-
Deferred taxes	407,202	62,796
Total current liabilities	28,783,526	20,770,805

LONG-TERM LIABILITIES
Long-term bank loans	-	5,885,851
Minority interests	1,605,934	1,277,372
Total long-term liabilities	1,605,934	7,163,223

TOTAL LIABILITIES	30,389,460	27,934,028

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001 per share; authorized 280,000,000 shares, 27,999,935 and 17,986,935 shares issued and outstanding at December 31, 2006 and 2005, respectively	28,000	17,986
Additional paid-in capital	12,624,622	10,533,437
Retained earnings (the restricted portion is $1,202,599 and $349,153 at December 31, 2006 and 2005, respectively)	4,590,761	41,119
Accumulated other comprehensive income	690,725	285,750

TOTAL SHAREHOLDERS’ EQUITY	17,934,108	10,878,292

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,323,568	$38,812,320

See accompanying notes to the consolidated financial statements.

GENERAL COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUES, NET	$61,889,649	$6,315,154

COST OF GOODS SOLD	39,152,593	5,059,232

GROSS PROFIT	22,737,056	1,255,922

Selling and distribution	356,940	830,243

Advertising	13,677,979	507,208

Research and development	92,862	-

General and administrative	3,036,666	1,304,526

INCOME (LOSS) FROM OPERATIONS	5,572,609	(1,386,055)

OTHER INCOME (EXPENSES)

Interest expense, net	(1,252,715)	(629,605)

Government grants	517,917	1,558,273

Investment loss	-	(26,884)

Other income, net	155,043	13,260

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	4,992,854	(471,011)

INCOME TAXES	(287,018)	(30,932)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	4,705,836	(501,943)

MINORITY INTERESTS SHARE OF (INCOME) LOSS	(339,156)	42,682

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,366,680	(459,261)

DISCONTINUED OPERATIONS

Gain from disposition of discontinued operations	374,505	-

Loss from discontinued operations	(191,543)	-

GAIN FROM DISCONTINUED OPERATIONS	182,962	-

NET INCOME (LOSS)	4,549,642	(459,261)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	404,975	314,178

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	404,975	314,178

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	(60,746)	(75,403)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	344,229	238,775

COMPREHENSIVE INCOME (LOSS)	$4,893,871	$(220,486)

See accompanying notes to the consolidated financial statements.

	2006	2005

Weighted average shares outstanding
- Basic	19,797,505	17,986,335
- Diluted	25,406,362	17,986,335

Income (loss) per share from continuing operations
- Basic	$0.22	$(0.03)
- Diluted	$0.17	$(0.03)

Income per share from gain from disposition of discontinued operations
- Basic	$0.02	$-
- Diluted	$0.01	$-

Loss per share from loss from discontinued operations
- Basic	$(0.01)	$-
- Diluted	$(0.01)	$-

Net income (loss) per share
- Basic	$0.23	$(0.03)
- Diluted	$0.18	$(0.03)

See accompanying notes to the consolidated financial statements.

GENERAL COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total

BALANCE, JANUARY 1, 2005	17,986,935	$17,987	$10,119,071	$500,380	$(28,428)	$10,609,010

Forgiveness of amount due to a shareholder	-	-	414,365	-	-	414,365

Foreign currency translation gain	-	-	-	-	314,178	314,178

Net loss	-	-	-	(459,261)	-	(459,261)

BALANCE, DECEMBER 31, 2005	17,986,935	$17,987	$10,533,436	$41,119	$285,750	$10,878,292

Common stock issued to a shareholder	10,000	10	(10)	-	-	-

Recapitalization	10,003,000	10,003	(481,975)	-	-	(471,972)

Warrants issued with convertible notes	-	-	311,821	-	-	311,821

Beneficial conversion feature with convertible notes	-	-	2,261,350	-	-	2,261,350

Foreign currency translation gain	-	-	-	-	404,975	404,975

Net income	-	-	-	4,549,642	-	4,549,642

BALANCE, DECEMBER 31, 2006	27,999,935	$28,000	$12,624,622	$4,590,761	$690,725	$17,934,108

See accompanying notes to the consolidated financial statements.

GENERAL COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,549,642	$(459,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	799,154	648,726
Amortization of discounts to convertible notes payable	293,858
Investment loss	-	26,884
Deferred portion of government grants realized	-	(1,538,696)
Deferred taxes	(444,199)	(120,272)
Minority interests’ share of net income (loss)	339,156	(42,682)
(Gain) on disposal of discontinued operation-GCI Cayman	(374,505)	-

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	3,310,511	1,713,908
Inventories	(9,666,486)	(1,906,635)
Other receivables, prepaid expenses, and other assets	(471,968)	(1,955)
Prepayments for goods	(2,081,431)	157,945
Due from employees	(16,996)	41,292
Discontinued operations	27,013	-

Increase (Decrease) In:
Accounts payable	666,642	7,299
Other payables and accrued liabilities	2,693,377	138,956
Due to employees	(17,544)	16,336
Taxes payable	409,002	127,505
Customer deposits	1,178,716	3,643,772
Discontinued operations	703,831	-
Net cash provided by operating activities	1,897,773	2,453,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(1,008,863)	(556,359)
Purchases of construction in progress	-	(155,184)
Repayments of notes receivable	5,293,379	-
Increase in notes receivable	(9,346,956)	(226,103)
Discontinued operations	(2,277)	-
Purchase of a subsidiary, net of cash acquired	46,855	-
Proceeds from disposal of discontinued operations, including cash retained	(663,009)	-
Net cash used in investing activities	(5,680,871)	(937,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	3,073,495	2,230,428
Repayments of short-term bank loans	(4,409,125)	(2,385,594)
Repayment of long-term bank loans	-	(426,523)
Proceeds from notes payable	1,270,016	65,674
Repayments for notes payable	(67,873)	-
Proceeds from convertible notes	6,000,000	-
Cash received (repayment) to/from related parties, net	(2,440,922)	(1,616,587)
Cash received from shareholder	-	414,365
Net cash used in financing activities	3,425,591	(1,718,237)

DECREASE IN CASH AND CASH EQUIVALENTS	(357,507)	(202,761)

Effect of exchange rate changes on cash	498,713	262,315
Cash and cash equivalents at beginning of year	79,703	20,149

CASH AND CASH EQUIVALENTS AT END OF YEAR	$220,909	$79,703

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$371,435	$721,059
Income taxes paid	$311,274	$25,309

See accompanying notes to the consolidated financial statements.

GENERAL COMPONENTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During 2006 and 2005, $2,218,612 and $0 was transferred from construction in progress to plant and equipment, respectively.

2.	During 2006 and 2005, $0 and $414,365 of due to shareholder was forgiven and transferred to additional paid-in capital.

3.
During 2006, the operations of Voice Over Internet Protocol and General Components Inc., a Cayman Islands corporation, were disposed off for $581,000 and $1, respectively. The consideration consists of shares of a private company valued at $81,000, settlement of an outstanding accounts payable of $150,000, and the balance of cash proceeds and account receivables of $100,001 and $250,000.

4.
On October 27, 2006, Magical Insight Investments Limited (“MIL”) acquired 100% of the equity interest of Euro Asia Arbitrage Investment Limited (“Euro Asia”), a Hong Kong corporation, for HK$100,000, equivalent to $12,838. Prior to the acquisition, Euro Asia was a 100% holding company of Beijing Hi-Tech Wealth Software Co., Limited, which has a common director with MIL. The following represents the assets purchased and liabilities assumed at the date of the acquisition:

October 27, 2006
Plant and equipment, net	$11,091
Cash and cash equivalents	59,693
Other receivable and prepayments	3,046
Amounts due from related parties	2,326,342
Other assets	443,357
Total assets purchased	$2,843,529

Other payables and accrued expenses	$(2,535,908)
Deferred taxes	(198,713)
Other liabilities	(96,070)
Total liabilities assumed	$(2,830,691)

Total net assets	$12,838

Share percentage	100%

Net assets acquired	$12,838

Total consideration paid	$12,838

See accompanying notes to the consolidated financial statements.

GENERAL COMPONENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

General Components, Inc. (the “Company” or “GCI”) was incorporated under the laws of the State of Nevada on January 14, 2000, under the name of Pro-Active Solutions, Inc. (“Pro-Active”), which had only limited operations and had been a development stage company. On July 7, 2004, Pro-Active changed its name to General Components, Inc..

On September 24, 2004, GCI and the shareholders (collectively, “Shareholders”) of General Components, Inc., a Cayman Islands corporation (“GCI-Cayman”), closed the transactions contemplated by the share exchange agreement (the “GCI Share Exchange Agreement”) dated as of September 24, 2004. Pursuant to the GCI Share Exchange Agreement, the Shareholders agreed to transfer to GCI and GCI agreed to acquire from the Shareholders all of the shares, which shares constitute 100% of the outstanding capital stock of GCI-Cayman, in exchange for 2 million shares of GCI’s common stock to be issued on the closing date, which shares constituted 80% of the issued and outstanding shares of GCI’s common stock immediately after the closing of the transactions. This share exchange transaction resulted in those Shareholders obtaining a majority voting interest in GCI.

On October 27, 2006, the Company and the beneficial owners (collectively, “Owners”) of Magical Insight Investments Limited, a British Virgin Islands corporation (“MIL”), consummated an exchange of shares (the “Share Exchange”) pursuant to a Share Exchange Agreement dated as of September 6, 2006 (the “Share Exchange Agreement”), which resulted in a change in control of GCI. In connection with the transaction, GCI issued an aggregate of 17,986,721 shares of its common stock and warrants to purchase an additional 28,013,279 shares of its common stock, after giving effect to the 1 for 10 reverse split of the common stock on February 13, 2007, in exchange for the sole outstanding share of MIL, which constituted 100% of the outstanding capital stock of GCI. Immediately after the closing of the Share Exchange, the new issued common stock and warrants constituted approximately 82.14% of the ownership of GCI.

This Share Exchange transaction resulted in those shareholders obtaining a majority voting interest in GCI. Generally accepted accounting principles require that MIL retain the majority interest in a combined business be treated as the accounting acquirer. The exchange transaction has been accounted for a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”. The acquisition is accounted for as the recapitalization of MIL. Accordingly, the accompanying consolidated statements of income (loss) include the results of operations of MIL for the years ended December 31, 2006 and 2005.

The consideration of the reverse acquisition was measured at the net fair value of GCI as the common stock of GCI did not appear to be more indicative of fair value. As a result, no goodwill was recognized from the share exchange. Also see Notes 14 and 19.

GENERAL COMPONENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Before acquiring MIL, the principal activity of the Company and its subsidiaries was to provide broadband technology for the “last mile” market. The Company’s products are produced by OEM manufacturers and sold under the “General Components” and “Reachhome” brands. The Company also developed plastic optical fiber (“POF”) cable technology and related networking equipment. The Company has filed patents in the USA and Asia on its proprietary POF technology, related manufacturing process and production machinery. The Company offers a wide range of entry-level to high-end modular, upgradeable systems in the last mile broadband connectivity market. It also licenses its POF technology and manufacturing process to and procures the production machinery for selected partner customers. However, the POF global market did not develop as rapidly as the Company anticipated and the Company deferred the commercialization and launch of POF products and reduced research and development on POF. The Company is currently seeking buyers for its POF business.

Prior to acquiring MIL, while searching for new business direction, the Company developed a product line of Voice Over Internet Protocol (“VOIP”) to provide the voice communication services within the internet environment. However, since the Company did not have sufficient financial resources to fully develop its new VOIP business on September 8, 2006, the Company entered into an Asset Purchase Agreement (“APA”) for the sale of its VOIP business. The agreement provides for the sale of the Company’s VOIP business for consideration of 15% of the buyer’s outstanding equity securities and $500,000 in cash payable in three installments: the first installment of $250,000 to be received on the closing date, net of the payment of approximately $150,000 to the Company’s software supplier and $30,000 previously received by the Company; and the second and third installments of $125,000, each to be received within 60 days and 150 days from the date of the closing, respectively. The second and third installments are subject to certain adjustments as provided in the APA. The transaction contemplated by the APA closed on November 6, 2006. Also see Note 16.

On December 22, 2006, the Company entered into an Asset Purchase Agreement with General Components International Limited, a British Virgin Islands company. Pursuant to the agreement the Company agreed to sell all of its interest in the business operations of and its 100% equity interest in General Components Inc, (“GCI Cayman”), a Cayman Islands corporation, and its subsidiaries, to a third party for $1. GCI Cayman is the 100% ultimate holding company of General Components, Inc., a New Jersey corporation, General Components Limited, a Hong Kong corporation, and General Components, Inc., a China corporation. Also see Note 16.

Going forward, the Company intends to carry out the business of MIL and its primary operating subsidiary, Beihai Hi-Tech Wealth Technology Development Co., Ltd. (“HTW”). HTW is a provider of advanced electronic and mobile communication products in the People’s Republic of China (the “PRC”).

GENERAL COMPONENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On November 28, 2006, MIL increased its shares in HTW through an additional investment of $3,600,000 into HTW. Thereafter, HTW became a 92.3% owned subsidiary of the Company.  This resulted in negative goodwill of $104,332, which was applied against the long-term assets acquired. Also see Notes 17(b) and 19(c).

On October 27, 2006, MIL acquired 100% equity interest of Euro Asia Arbitrage Investment Limited (“Euro Asia”), a Hong Kong corporation, for HK$100,000, equivalent to US$12,838. Euro Asia is investment holding company, which owns 100% of Beijing Hi-Tech Wealth Software Co., Limited. As a result, Euro Asia and its subsidiary were consolidated into the accompanying consolidated financial statements for the year ended December 31, 2006. Also see Note 17.

On February 13, 2007, the Company completed a 1 for 10 reverse split of its outstanding common stock. As a result, all the amounts in the accompanying consolidated financial statements for the years ended December 31, 2006 and 2005 have been restated to give effect to the 1 for 10 reverse split.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of General Components, Inc. and the following subsidiaries:

(i)	Magical Insight Investments Limited (“MIL”) (100% subsidiary of the Company).

(ii)	Beihai Hi-Tech Wealth Technology Development Co., Ltd (“HTW”) (92.3% subsidiary of MIL).

(iii)	Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“HEP”) (90% subsidiary of HTW)

(iv)
Beijing Mobile Communication Technology Co., Ltd (“BMCT”) (50% subsidiary of HTW). The board of directors of HTW have significant influence and control over BMCT. In May 2006, HTW formed BMCT by contributing cash of $60,400 representing 50% of its paid-in capital.

GENERAL COMPONENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	Euro Asia Arbitrage Investment Limited (“Euro Asia”) (100% subsidiary of MIL).

(vi)	Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) (100% subsidiary of Euro Asia).

All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(b) Concentrations

The Company had various customers in 2006 and 2005 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	2006	2005	2006	2005

Company A	19.50%	-	-	-
Company B	6.30%	-	8.72%	-
Company C	5.0%	-	9.43%	-
Company D	5.0%	-	-	-
Company E	2.0%	33.71%	-	-
Company F	-	4.25%	-	-
Company G	-	3.12%	-	-
Company H	-	3.08%	-	-
Company I	-	-	-	83.27%
Company J	-	-	15%	16.49%

Company E is a related party. Beijing Mobil XP Technology Co., Ltd is a company controlled by the director of MIL. Also see Notes 3 and 5.

The sole market of the Company is the PRC for the years ended December 31, 2006 and 2005.

GENERAL COMPONENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Concentrations (Continued)

The Company had various suppliers in 2006 and 2005 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	2006	2005	2006	2005

Company A	61.6%	45%	-	-
Company B	14.5%	-	11.25%	-
Company C	8.1%	7.9%	-	-
Company D	3.6%	-	-	-

Company A is a related party. Beijing Hi-Tech Wealth Electronic Products Company Limited is a company controlled by the director of MIL.

(c) Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(d) Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

GENERAL COMPONENTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, notes receivable, due to/from related parties, other receivables and prepaid expenses, due from/to employees, prepayments for goods, accounts payable, notes payables, short-term bank loans, other payables and accrued liabilities, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

The fair value of the Company’s long term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long term debt was not significantly different from the carrying value at December 31, 2006 and 2005.

(f) Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America.

(g) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of raw materials is determined on the basis of weighted average. Finished goods are determined on the weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

At December 31, 2006 and 2005, the Company has no reserves against inventories.

(h) Trade Receivables

Trade receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At December 31, 2006 and 2005, the Company has no allowance for doubtful accounts.

(i) Prepayments for goods

Prepayments for goods represent cash paid in advance to suppliers for purchasing raw materials.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Deposits

In 2006, the Company paid $153,675 as deposits to acquire certain technology related to a solar power mobile development project.   The total consideration for the technology is $268,931 to be paid in four installments. The first installment of $88,747 was made before signing the agreement and the second installment of $64,543 was made within 10 days after the agreement was signed. The third installment of $77,900 will be made when the project is completed and accepted by the Company. The last installment of $37,651 will be made when the product is being produced. The deposit was recorded in prepayments in the accompanying consolidated balance sheet.

(k) Long-Term Investment

The Company invested in Hi-Tech Wealth Holding Co. Ltd. (“HTWH”), a Hong Kong company, which is an investment holding company. The cost of the investment is $4,000, and the interest owned in HTWH is 4%.

HTWH is also a related party of the Company, also see Note 5(h).

As of December 31, 2006 and 2005, the Company does not have more than 20% interest in this investment and does not exercise significant influence over it. The Company accounts for the investment under the cost method. Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.

(l) Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Buildings	20 to 40 years
Machinery	5 to 10 years
Motor vehicles	5 to 10 years
Office equipment	5 years
Leasehold improvements	5 to 25 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income (loss). The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Construction in Progress

Construction in progress represents costs of construction or the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use.

(n) Capitalized Interest

The Company capitalizes interest as a component of building construction costs, and this amounted to $0 and $187,787 for the years ended December 31, 2006 and 2005, respectively. Total interest incurred for the years ended December 31, 2006 and 2005 amounted to $1,005,298 and $731,290, respectively.

(o) Land Use Right

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use right granted by the Chinese government. The land use right granted to the Company is being amortized using the straight-line method over the lease term of fifty years.

(p) Software

Software installed in smart phones owned by the Company are amortized over their beneficial period of 3 years, using the straight-line method. The original cost is $54,324, and accumulated amortization is $21,126 at December 31, 2006. Amortization expense for this software was $8,172 for year ended December 31, 2006.

(q) Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives. There were no impairments in 2006 and 2005.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Revenue Recognition

Revenue related to smart phone and electronic products represents the invoiced value of goods sold recognized upon the delivery of goods to customers. According to the contracts, goods delivered by the Company could be returned within 7 days, if there is any defect. The Company estimates a reserve for returns based on the amount of goods actually returned after the reporting period. A reserve of $0 and $34,152 was netted against revenue for the years ended December 31, 2006 and 2005, respectively.

Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists,
- Delivery has occurred or services have been rendered, when no subsequent return is noted,
- The seller’s price to the buyer is fixed or determinable, and
- Collectibility is reasonably assured.

Revenue related to software products represents the invoiced value of software sold recognized only when the software is installed into the assembled hardware devices. The Company does not have any further obligation to service the software once it is installed into the hardware devices.

(s) Government Grants

Grants received from the PRC Government for assisting the Company’s technical research and development are recognized as other income when the proceeds are earned and received or collectible. The Company did not incur any research and development expenses for the year ended December 31, 2005.

For the years ended December 31, 2006 and 2005, $454,941 of rewards were received in 2006 for research and development projects in former years, and $1,558,273 was received in 2005 from the PRC Government for assisting the Company’s technical research and development. These amounts were recognized as other income.

For the years ended December 31, 2006 and 2005, $62,976 and $0 was received a bonus from the PRC Government for the Company’s performance and was recognized as other income.

(t) Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products are expensed as incurred.  Research and development expenses were $92,862 and $0 for the years ended December 31, 2006 and 2005, respectively.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $18,694 and $12,418 were charged to operations for the years ended December 31, 2006 and 2005, respectively.

(v) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	December 31, 2006	December 31, 2005
Year end RMB: US$ exchange rate	7.8087	8.0702
Average yearly RMB: US$ exchange rate	7.9395	8.1734

(w) Income Taxes

The Company accounts for income tax using the asset and liability approach. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

(x) Reserve Fund

In 2006 and 2005, the subsidiaries of the Company in China transferred 15% of their PRC profit after taxation to the surplus reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $1,202,599 and $349,153 are restricted as of December 31, 2006 and 2005, respectively for the surplus reserve fund.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(y) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

(z) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive securities are included in EPS in 2006 and there were no potentially dilutive securities in 2005.

Basic and diluted earning (loss) per share are calculated as follows:

	Year ended December 31
	2006	2005
Basic:
Income (loss) applicable to common shareholders	$4,549,642	$(459,261)

Weighted average shares outstanding during the year	19,797,505	17,986,335

Net income (loss) per share	$0.23	$(0.03)

Diluted:
Income (loss) applicable to common shareholders	$4,549,642	$(459,261)
Interest expense attributable to convertible notes	135,738	-
Diluted income (loss) applicable to common shareholders	4,685,380	(459,261)

Weighted average shares outstanding during the year	19,797,505	17,986,335
Effect of dilutive securities:
Warrants issued for reverse merger	5,065,402	-
Convertible notes	495,611	-
Warrants	47,844	-
Weighted average diluted shares outstanding during the year	25,406,362	17,986,335

Diluted net income (loss) per share	$0.18	$(0.03)

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(za) Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements, issued in September 2006 establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provision of existing Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on the consolidated results of operations, financial position, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(za) Recent Accounting Pronouncements (Continued)

The implementation of the above pronouncements are not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

3.	NOTES RECEIVABLE

Notes receivable at December 31, 2006 and 2005 consist of the following

	2006	2005

Bank acceptable note	$128,062	$-

Notes receivable from unrelated companies:
Rongcheng Machinery & Electronic Co. Ltd., due on December 31, 2006	-	1,577,103
Beijing Fulai Chengsi Investment Co. Ltd., due on May 31, 2006	-	123,913
Beijing Daheng Weye Trading Co. Ltd., due on May 31, 2006	-	123,913
Beihai University Garden Management Co. Ltd., due on December 31, 2007	324,510	227,255
Hong Kong Qibao Group Co. Ltd., due on October 31, 2006	-	24,783
	$324,510	$2,076,967

Notes receivable from related companies:
Beijing Hi-Tech Wealth Electronic Product Co. Ltd., due on December 27, 2007	2,652,961	-
Beijing Hi-Tech Wealth Electronic Product Co. Ltd., due on December 27, 2008	1,280,623	-
Beijing Mobil XP Technology Co., Ltd., due on December 27, 2007	1,744,387	-
	$5,677,971	$-
Less: Long-term portion of notes receivable	(1,280,623)
	4,397,348	-

Total current notes receivable	$4,849,920	$2,076,967

The bank acceptable note has been subsequently settled in January 2007.

Notes receivable from unrelated companies are interest-free, unsecured and all current.

Notes receivable from related companies bear interest at 5% per annum and are unsecured.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

4.	INVENTORIES

Inventories at December 31, 2006 and 2005 consist of the following:

	2006	2005

Raw materials	$11,487,668	$2,314,162
Finished goods	1,967,793	1,474,813
Total	$13,455,461	$3,788,975

5.	DUE TO/FROM RELATED PARTIES

(I) Due From Related Parties			2006	2005

Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a	)	$368,897	$6,016,616
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(b	)	-	458,430
Beihai Hongshanhu Software Co., Ltd.			-	34,984
Beihai Hi-Tech Wealth Information Industry Co. Ltd.	(c	)	15,367	10,898
Beijing Hi-Tech Wealth Software Co. Ltd.	(d	)	-	1,024,510
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd.	(e	)	949,177	-
Nanjing Hengzhi Communication Equipment Co. Ltd.	(f	)	1,450,077	-
Total due from related parties			$2,783,518	$7,545,438

(II) Due To Related Parties			2006	2005

Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(b	)	$491,019	$-
Zhejiang Hi-Tech Wealth E-Business Co. Ltd.			-	2,061
Beijing Mobil XP Technology Co., Ltd.	(g	)	-	9,099,405
Hi-Tech Wealth Holding Co. Ltd.	(h	)	91,713	1,383,962
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd.	(e	)	-	352,099
Hi-Tech Wealth Group Limited	(i	)	498,381	-
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(j	)	256,125	-
Total due to related parties			$1,337,238	$10,837,527

(III) Due From Employees			2006	2005

Current			$76,330	$59,334
Total due from employees	(k	)	$76,330	$59,334

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

5. DUE TO/FROM RELATED PARTIES (CONTINUED)

(IV) Due To Employees			2006	2005

Current			$-	$17,544
Total due to employees	(k	)	$-	$17,544

(a)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) has a common director with MIL. During year ended December 31, 2006, MIL’s subsidiary Beihai Hi-Tech Wealth Technology Development Co., Ltd. (“HTW”) purchased raw materials and goods from BJ HEP in the amount of $30,256,399 and $2,980,607, respectively.

In 2006, BJ HEP paid subcontracting fees on behalf of HTW in the amount of $434,274. In 2005, BJ HEP paid advertising, transportation and subcontracting fees on behalf of HTW in the amount of $518,747, $741,048 and $107,666, respectively.

The remaining balance is interest free, unsecured and has no fixed repayment term.

(b)	Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd. is a company controlled by a director of MIL. The remaining balance is interest free, unsecured and has no fixed repayment term.

(c)	Beihai Hi-Tech Wealth Information Industry Co. Ltd. has a common director with MIL. The remaining balance is interest free, unsecured and has no fixed repayment term.

(d)
Beijing Hi-Tech Wealth Software Co. Ltd. (“BJ HTS”) has a common director with MIL. From January 1, 2006 to October 26, 2006, HTW acquired software from BJ HTS in the amount of $3,644,357. The balance at December 31, 2005 represented an advance to BJ HTS, which was interest free, unsecured and had no fixed payment term. On October 27, 2006, Euro Asia, a holding company of BJ HTS, was acquired by MIL and the inter-company transactions for 2006 have been eliminated for consolidation purposes.

(e)
Hong Kong Hi-Tech Wealth Electronic Products Co., Ltd. (“HK HEP”) has common director with MIL. The amount represents an advance to HK HEP for the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(f)
Nanjing Hengzhi Communication Equipment Co. Ltd. (“NHC”) has been controlled by a relative of a director of HTW. In 2006, HTW sold goods to NHC in the amount of $3,353,655. The remaining balance is interest free, unsecured and has no fixed repayment term.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

5.	DUE TO/FROM RELATED PARTIES (CONTINUED)

(g)
Beijing Mobil XP Technology Co., Ltd (“BMT”) is a company controlled by the director of MIL. In 2006 and 2005, HTW sold goods to BMT in the amount of $1,226,663 and $2,128,784, respectively. The remaining balance is interest free, unsecured and has no fixed repayment term.

(h)	Hi-Tech Wealth Holding Co. Ltd. (“HTWH”) is an investment of MIL. The remaining balance is interest free, unsecured and has no fixed repayment term. Also see Note 2(k).

(i)	Hi-Tech Wealth Group Limited has a common director with HTW. The remaining balance is interest free, unsecured and has no fixed repayment term.

(j)	Beijing Hi-Tech Wealth Investment and Development Co. Ltd. is a minority shareholder of HTW. The remaining balance is interest free, unsecured and has no fixed repayment term.

(k)	Due from/to employees are interest-free, unsecured and have no fixed repayment term.

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following at December 31, 2006 and 2005:

	2006	2005
At cost:
Buildings	$13,262,655	$10,724,214
Machinery	2,711,482	2,624,632
Motor vehicles	144,635	82,783
Office equipment	257,099	163,499
Other equipment	472,024	128,398
	16,847,895	13,723,526
Less: Accumulated depreciation
Buildings	743,418	371,582
Machinery	639,740	356,767
Motor vehicles	58,400	38,643
Office equipment	90,478	44,297
Other equipment	34,212	4,913
	1,566,248	816,202
Plant and equipment, net	$15,281,647	$12,907,324

The net book value of buildings pledged for certain bank loans at December 31, 2006 and 2005 is $10,796,659 and $8,446,156, respectively. Also see Notes 9 and 10.

Depreciation expense for 2006 and 2005 was $740,714 and $598,550, respectively.  During the year ended December 31, 2006, $2,218,612 of the construction in progress was transferred to buildings. Also see Note 8.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

7.	LAND USE RIGHT

	2006	2005

Cost	$2,521,217	$2,521,217
Less: Accumulated amortization	184,889	134,465
Land use right, net	$2,336,328	$2,386,752

Amortization expense for the years ended December 31, 2006 and 2005 is $50,424 and $49,788, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007	$50,424
2008	50,424
2009	50,424
2010	50,424
2011	50,424
Thereafter	2,084,208
Total	$2,336,328

The net book value of the land use right pledged for certain bank loans at December 31, 2006 and 2005 is $2,336,328 and $2,386,752, respectively. Also see Notes 9 and 10.

8.	CONSTRUCTION IN PROGRESS

Construction in progress at December 31, 2006 and 2005 consists of the following:

	2006	2005

Buildings	$-	$2,218,612
Total	$-	$2,218,612

The value of the construction in progress pledged for certain bank loans at December 31, 2006 and 2005 is $0 and $2,218,612, respectively. Also see Notes 9 and 10.

During the year ended December 31, 2006, the construction in progress was transferred to buildings. Also see Note 6.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

9.	SHORT-TERM DEBT

Short-term debt as of December 31, 2006 and 2005 consist of the following:
	2006	2005
Loans from Industrial and Commercial Bank of China, Nanzhu Branch, due June 28, 2005, monthly interest only payments at 5.8590% per annum, secured by buildings, land use right and construction in progress of the Company (fully repaid on December 22, 2006). Also see Notes 6, 7 and 8.	$-	$1,239,127

Loans from Industrial and Commercial Bank of China, Nanzhu Branch, due December 31, 2004, monthly interest only payments at 6.3000% and 5.7645% per annum, respectively, secured by the building, land use right and construction in progress of the Company (fully repaid on December 22, 2006). Also see Notes 6, 7 and 8.	-	1,239,127

Loans from Industrial and Commercial Bank of China, Nanzhu Branch, due December 21, 2007, monthly interest only payments at 7.956% per annum, secured by a building and a land use right of the Company. Also see Notes 6 and 7.	1,152,561	-

Total short-term bank loans	$1,152,561	$2,478,254

Notes payable to unrelated companies:

Beihai Industry Garden Management Bureau	$-	$65,674
Beijing Yanxin Times Science & Technology Co. , due November 11, 2007	38,419	-
Shanghai Yulin Trading Co. , due November 11, 2007	1,024,498	-
Beijing HuayuJicheng Trading Co., Ltd. , due November 11, 2007	204,900	-

Total notes payable	1,267,817	65,674
Total short-term debt	$2,420,378	$2,543,928

Interest expense for 2006 and 2005 was $432,717 and $363,536, respectively.

Notes payable to unrelated companies are interest-free, unsecured and current.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

10. LONG-TERM BANK LOANS

As of December 31, 2006 and 2005, the long-term bank loans consist of the following:
	2006	2005
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb27,500,000, at an interest rate of 6.1425% (2005: 5.8590%) per annum, secured by building, a land use right and construction in progress of HTW. The loan is due on July 31, 2007. Also see Notes 6, 7 and 8.	$3,521,713	$3,407,598

Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb20,000,000, at an interest rate of 6.1425% (2005: 5.8590%) per annum, secured by the land use right of HTW. The loan is due on July 31, 2007. Also see Note 7.	2,561,246	2,478,253

Agricultural Bank of China, Beihai Branch, due November 18, 2006, outstanding principal of Rmb15,800,000, monthly interest only payment at 11.340% after due date and 5.7645% before due date per annum, respectively, secured by a guarantee of an unrelated company. The extension of the loan to November 18, 2007 has been submitted and the Company is waiting for the approval from the bank.	2,023,384	2,230,428

Total long-term bank loans	$8,106,343	$8,116,279

Less: Current portion	(8,106,343)	(2,230,428)

Long-term portion	$-	$5,885,851

Subsequent settlements:
Agricultural Bank of China during November 2006	$-	$261,126
	$-	$261,126

Interest expense for 2006 and 2005 was $390,402 and $357,523, respectively.

11.	CONVERTIBLE NOTES

At December 31, 2006, convertible notes outstanding are as follows:
2006
Origination on September 5, 2006, outstanding principal of $165,000, due on September 5, 2007 at an interest rate of 8% per annum and accrued interest of $4,231 at December 31, 2006 payable on maturity. Both principal and interest have been secured by cash proceeds of $250,000 received by General Components, Inc., a Cayman Islands company, from the disposition of the VOIP operations under an assets purchase agreement which was consummated on November 6, 2006. Also see Note 17.	$165,000

Origination on November 1, 2006, outstanding principal of $2,000,000, net of discount of $33,831, due on May 1, 2007 at an interest rate of 24% per annum and accrued interest of $78,904 at December 31, 2006 payable on maturity. Subsequently converted to Series B preferred stock. Also see Note 19.	1,966,169

Origination on December 11, 2006, outstanding principal of $4,000,000, net of discount of $2,245,482, due on June 11, 2007 at an interest rate of 24% per annum and accrued interest of $52,603 at December 31, 2006 payable on maturity. Subsequently converted to Series B preferred stock. Also see Note 19.	1,754,518

Total convertible notes	$3,885,687

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

11.	CONVERTIBLE NOTES (CONTINUED)

September 5, 2006 Notes

The notes are convertible at the option of the holder, at any time on or before maturity on September 5, 2007, into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the notes is payable on the maturity date or the earlier conversion of such principal amount of the notes. In 2006, $4,231 was recognized as interest expense.

November 1, 2006 Notes

The Company sold in a private placement $2,000,000 principal amount of 24% per annum unsecured notes due May 1, 2007, with common stock purchase warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable any time after November 1, 2006 through November 1, 2009. There was no beneficial conversion feature at the time of the sale of the notes.

The fair value of the warrants of $50,470 at the time of issuance was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.60%
Expected life	3 years
Expected volatility	35.59%
Expected dividend yield	0%

The fair value of the warrants was recorded as additional paid-in capital and a discount to the notes and is being amortized over the term of the notes.  At December 31, 2006, the unamortized discount on the notes is $33,831. Amortization of the discount to the notes as interest expense for 2006 was $16,639. Accrued interest at December 31, 2006 was $78,904, and was recognized as interest expense for the year ended December 31, 2006. Interest on the notes is payable on the maturity date or the earlier conversion of such principal amount of the note.

Before the maturity of the notes, the notes are convertible into Series B Preferred Stock having an annual preferred dividend of 6% and conversion rights entitling the holder to convert such shares into common stock of the Company at a conversion price of $1.00 per share. Also see Note 19.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

11.	CONVERTIBLE NOTES (CONTINUED)

December 11, 2006 Notes

The Company sold in a private placement $4,000,000 principal amount of 24% per annum unsecured notes due June 11, 2007, with common stock purchase warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable any time after December 11, 2006 through December 11, 2009.

The fair value of the warrants of $261,351 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.60%
Expected life of options	3 years
Expected volatility	35.59%
Expected dividend yield	0%

The convertible notes also contained a beneficial conversion feature, and the intrinsic value at the date of issuance of the notes amounted to $2,261,351. The fair value of the warrants and the intrinsic value of the beneficial conversion feature of $2,522,702 was recorded as a discount to the notes and an increase to additional paid-in capital. The discount is being amortized over the term of the notes.  At December 31, 2006, the unamortized discount on the notes is $2,245,482, and the amortization of discount to the notes for 2006 was $277,220. Interest on the notes is payable on the maturity date or the earlier conversion of such principal amount of the notes. Accrued interest at December 31, 2006 was $52,603, and was recognized as interest expense for the year ended December 31, 2006.

Before the maturity of the notes, the notes are convertible into Series B Preferred Stock having an annual preferred dividend of 6% and conversion rights entitling the holders to convert such shares into common stock of the Company at a conversion price of $1.00 per share.

On February 8, 2007, $6,000,000 unsecured convertible notes, which were issued on November 1, 2006 and December 11, 2006, were converted into Series B Preferred Stock. Also sees Note 19(e).

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

12.	INCOME TAXES

(a) Corporation Income Tax (“CIT”)

In 2006, HTW applied to the local tax authority for a favorable corporate income tax rate of 15% for companies registered in the coastal economic zone of PRC, which was approved in December 2006.  As a result, the corporate income tax rate applicable to HTW was changed from 24% to 15% and $162,358 of income tax expense was recorded to reflect the tax rate adjustment on deferred taxes.

In accordance with the relevant taxation laws in the PRC, from its first profitable tax year, as a foreign investment company, HTW, is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For HTW, the first profitable year for income tax purposes as a foreign investment company was the year ended December 31, 2003 and therefore there is a 50% tax exemption from CIT for the years ended December 31, 2005 to 2007. Therefore, HTW’s actual corporate income tax rate is 7.5% for year ended December 31, 2006.

HEP is a subsidiary of HTW, and its applicable CIT rate is 33%. As this company is established in the Guangxi Province, it is entitled to a 100% exemption from CIT for 5 years through 2009 in accordance with the tax incentives offered by the Government of Guangxi Province.

BJ HTS is a subsidiary of Euro Asia, and its applicable CIT rate is 15% as this company is a foreign hi-tech enterprise authorized by the PRC Government. In addition to the local regulations for developing new technology industries offered by the Government of Beijing, it is entitled to a 100% exemption from CIT for the first 3 years and a 50% reduction of the CIT rate in the fourth to sixth year. BJ HTS’s actual CIT rate is 7.5% for the year ended December 31, 2006.

Income tax expense for the years ended December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Current:
CIT	$(731,217)	$(151,204)

Deferred:
CIT	$444,199	$120,272

Income tax expense	$(287,018)	$(30,932)

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

12.	INCOME TAXES (CONTINUED)

The Company’s income tax expense differs from the “expected” tax (expense) benefit for the years ended December 31, 2006 and 2005 (computed by applying the CIT rate of 15 percent and 24 percent to income before income taxes, respectively) as follows:

	2006	2005

Computed “expected” (expense) benefit	$(907,929)	$113,043
Permanent differences	(39,556)	-
Tax rate adjustment	(162,358)	-
Timing differences	-	(291,416)
Tax exemptions	822,825	147,441

Income tax expense	$(287,018)	$(30,932)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:
	2006	2005
Deferred tax assets:
Non-current portion:	$53,443	$18,199

Current portion:
Advertising expenses	681,073	135,738
Sales cut-off and returns	483,057	-
Selling expenses	-	265,974
Processing expenses	173,432	24,584
Administrative expenses	74,410	41,456
Research and development costs	7,761	-
Other	16,891	2,786
Subtotal	1,436,624	470,538

Total deferred tax assets	1,490,067	488,737

Deferred tax liabilities:
Current portion:
Sales cut-off	(407,202)	(18,694)
Capitalized interest	-	(43,629)
Interest income	-	(473)
Subtotal	(407,202)	(62,796)

Total deferred tax liabilities	(407,202)	(62,796)

Net deferred tax assets	$1,082,865	$425,941

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

12.	INCOME TAXES (CONTINUED)

(b) Value Added Tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws.  The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

The VAT payable of $1,045,926 and $20,517 at December 31, 2006 and 2005, respectively, is included in other payables and accrued expenses in the accompanying consolidated balance sheets.

For the years ended December 31, 2006 and 2005, $122,038 and $0 was received as VAT refund by BJ HTS from the PRC Government, which was recognized as other income.

13.	COMMITMENTS

The Company occupies plant and office space leased from third parties. Accordingly, for the years ended December 31, 2006 and 2005 the Company recognized rental expense for these spaces of $30,837 and $2,023, respectively.

As of December 31, 2006, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Year Ending December 31	Amount
2007	$136,608

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

14.	SHAREHOLDERS’ EQUITY

(a) Issuance of Common Stocks and Warrants for Share Exchange

On October 27, 2006, the Company and the beneficial owners (collectively, “Owners”) of Magical Insight Investments Limited, a British Virgin Islands corporation (“MIL”), consummated an exchange of shares (the “Share Exchange”) pursuant to a Share Exchange Agreement dated as of September 6, 2006 (the “Share Exchange Agreement”), which resulted in a change in control of the Company. In connection with the transaction, the Company issued an aggregate of 17,986,721 shares of its common stock and warrants to purchase an additional 28,013,279 shares of its common stock, after giving effect to the 1 for 10 reverse split of the common stock on February 13, 2007, in exchange for the sole outstanding share of MIL, which constituted 100% of the outstanding capital stock of MIL. The warrants have an exercise price of $0.00001 per share and expire on October 27, 2011. Also see Notes 1 and 19.

(b) Pledge of Common Stock

On October 13, 2006, Dr. Zhang Zhengyu, Ms. Li Ming and Mr. Ma Qing (the “Pledgors”) entered into a Share Release and Pledge Agreement (“Share Release Agreement”) with Warburg Pincus Asia LLC (“Security Trustee”) for pledging 14,162,991 shares of common stock and 22,037,009 warrants (“Pledged Collateral”), amounting to 50.6% of equity interest of the Company at December 31, 2006. The pledge guarantees a non-compete agreement with Sincere Kingdom Limited, a technology research and development company. If the Pledgors fail to adhere to the non-compete agreement, as the vendor of the smartphone software solution, and/or employ the key employee of Sincere Kingdom Limited, the Security Trustee may take any or all of the following actions at the Pledgors’ expense and without prior notice to the Pledgors except as required under applicable law: a) give notice of such failure to any person, collect dividends and other amounts constituting or payable in respect of Pledged Collateral, and enforce all rights of each Pledgor in the Pledged Collateral, b) take possession of any or all of Pledged Collateral, c) foreclose its lien upon any or of the Pledgor Collateral, d) sell, lease or otherwise dispose of any or all of the Pledged Collateral at public of private sale, e) pledge or otherwise encumber any or all the Pledged Collateral, and f) exercise any or all other right or remedies available to the Security Trustee under applicable law. Under the Share Release Agreement, the pledge would be released upon the earlier occurrence of a) after February 28, 2007, each of the Pledgors receive an offer of share transfer or sale of the Company’s common stocks and warrants, or after February 28, 2007, the Company completes a firm-commitment underwritten public offering of the Company’s stock on any national exchange market with international reputation and standing, duly approved by the Board of the Company, b) the date on which the WP Parties, which consist of Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I, C.V., Warburg Pincus Germany Private Equity VIII K.G., Warburg Pincus

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

14.	SHAREHOLDERS’ EQUITY

(b) Pledge of Common Stock (Continued)

International Partners, L.P., Warburg Pincus Netherlands International Partners I, C.V., and Warburg Pincus Germany International Partners, KG, no longer hold any equity securities in Sincere Kingdom Limited, and c) February 28, 2008.

(c) Private Placements of $6,000,000 Convertible Notes and Warrants

See Note 11 for stockholders’ equity effect of private placements of convertible notes and warrants.

15.	WARRANTS

	Warrants Granted	Weighted Average Exercise Price
Outstanding as of January 1, 2005
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2005	-	-
Granted	28,713,206	$0.024
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2006	28,713,206	$0.024

Also see Notes 11 and 19.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

16.	DISCONTINUED OPERATIONS

(a)	Sale of Business

On November 6, 2006, the Company sold the business operations of Voice of Internet Protocol for a cash consideration of $500,000 and 81,000 shares of common stock of a Delaware corporation, which was valued at $81,000. The following represents the assets sold and liabilities assumed at the date of disposal:

November 6, 2006
Plant and equipment, net	$14,755
Total assets sold	14,755

Accounts payable	(127,307)
Total liabilities assumed	(127,307)

Total net liabilities	(112,552)

Share percentage	100%

Net liabilities disposed	$(112,552)

In association with the agreement, the business operations of VOIP were no longer operations of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of disposition of VOIP is presented separately as “Discontinued operations”. The gain from disposition was $693,552 in 2006 and is reflected in the Company’s consolidated statement of income for the year ended December 31, 2006.

The following is the unaudited pro forma net income and basic and diluted net income per share of the Company for the years ended December 31, 2006 and 2005 assuming the disposal of business was completed on January 1, 2006 and 2005, respectively.

	2006	2005

Net income	$4,617,176	$231,487

Net income per share
- Basic	$0.23	$0.01
- Diluted	$0.18	$0.01

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

16. DISCONTINUED OPERATIONS (CONTINUED)

(b)	Sale of Subsidiary

On December 22, 2006, the Company entered into an assets purchase agreement with General Components International Limited, a British Virgin Islands company. Pursuant to the agreement the Company agreed to sell all of its interest in the business operations of and its 100% equity interest in GCI Cayman, a Cayman Islands corporation, and its subsidiaries, for $1. GCI Cayman is the 100% ultimate holding company of General Components, Inc., a New Jersey corporation, General Components Limited, a Hong Kong corporation, and General Components, Inc., a China corporation.

The following represents the assets and liabilities sold of at the date of disposal:

December 22, 2006
Plant and equipment, net	$83,130
Investment	81,000
Cash and cash equivalents	883,006
Accounts receivable	405,676
Inventories	686,126
Prepaid expenses and other current assets	44,335
Accumulated losses and other reserves	277,553
Total assets sold	2,460,826

Accounts payable	(710,484)
Advances from customers	(27,743)
Other payables	(1,238,551)
Amount due to holding company	(165,000)
Total liabilities sold	(2,141,778)

Total net assets sold	$319,048

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

16.	DISCONTINUED OPERATIONS (CONTINUED)

(b) Sale of Subsidiary (Continued)

In association with the agreements, GCI Cayman was no longer the subsidiary of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of GCI Cayman is presented separately as “Discontinued operations”. The loss from discontinued operations of $67,534 for the year ended December 31, 2006, and the loss from disposition of discontinued operations of $319,047 in 2006 are reflected in the Company’s consolidated statement of income for the year ended December 31, 2006.

The following is the unaudited pro forma net income (loss) and basic and diluted net income (loss) per share of the Company for the years ended December 31, 2006 and 2005 assuming the disposal was completed on January 1, 2006 and 2005, respectively.

	2006	2005

Net income (loss)	$4,230,595	$(579,011)

Net income (loss) per share
- Basic	$0.21	$(0.03)
- Diluted	$0.17	$(0.03)

Also see Note 19(g) for disposal of Beijing Mobile Communication Technology Co., Ltd.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

17.	BUSINESS COMBINATIONS

(a) Acquisition of Company

On October 27, 2006, MIL acquired 100% of the equity interest of Euro Asia Arbitrage Investment Limited (“Euro Asia”), a Hong Kong corporation, for HK$100,000, equivalent to $12,838. Prior to the acquisition, Euro Asia was a 100% holding company of Beijing Hi-Tech Wealth Software Co., Limited, which has a common director with MIL. The following represents the assets purchased and liabilities assumed at the date of acquisition:

October 27, 2006
Plant and equipment, net	$11,091
Cash and cash equivalents	59,693
Other receivable and prepayments	3,046
Amount due from related parties	2,326,342
Other assets	443,357
Total assets purchased	$2,843,529

Other payables and accrued expenses	$(2,535,908)
Deferred taxes	(198,713)
Other liabilities	(96,070)
Total liabilities assumed	$(2,830,691)

Total net assets	$12,838

Share percentage	100%

Net assets acquired	$12,838

Total consideration paid	$12,838

The following is the unaudited pro forma net income (loss) and basic and diluted net income (loss) per share of the Company for the years ended December 31, 2006 and 2005 assuming the acquisition of company was completed on January 1, 2006 and 2005, respectively.

	2006	2005

Net income (loss)	$7,529,404	$(1,114,875)

Net income (loss) per share
- Basic	$0.38	$(0.06)
- Diluted	$0.30	$(0.06)

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

17.	BUSINESS COMBINATIONS (CONTINUED)

(b) Increased Investment in HTW

On December 22, 2006, MIL increased its shares in HTW through an additional investment of $3,600,000 into HTW. Thereafter, HTW became a 92.30% owned subsidiary of the Company.  This resulted in negative goodwill of $104,332 which reduced the basis of long-term assets acquired.

Also see Note 19(c).

18.	SEGMENT INFORMATION

The Company operates two and one business segments for the years ended December 31, 2006 and 2005 respectively. The two segments in 2006 are the development, production and distribution of mobile phone products and mobile application software within China. The Company's segment information for 2006 is as follows:

Year Ended December 31, 2006	Smart Phone	Software	Corporate	Consolidated

Revenues	$58,893,690	$2,995,959	$-	$61,889,649
Advertising	13,677,979	-	-	13,677,979
Other operating expenses	2,207,647	257,996	1,020,825	3,486,468
Operating income	3,339,868	1,652,986	-	4,992,854

December 31, 2006
Identifiable assets	$40,232,778	$8,090,790	$-	$48,323,568

19.	SUBSEQUENT EVENTS

(a) Reverse Split of Common Stock

On February 13, 2007, the Company completed a 1 for 10 reverse split of its outstanding common stock.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

19.	SUBSEQUENT EVENTS (CONTINUED)

(b) Amendment to the Share Exchange Agreement

On February 8, 2007, GCI, MIL and the former shareholders of MIL entered into an amendment to the Share Exchange Agreement which revised the earnings and operational thresholds that must be achieved prior to the issuance of the contingent shares, increased the number of shares that may be issued from 40,000,000 to 80,000,000, after giving effect to the 1 for 10 reverse split of the common stock on February 13, 2007, and extended the periods in respect of which the achievement of specified levels of net income may result in the issuance of such contingent shares through 2008 and 2009.

(c) Asset Purchase Agreement and Term Sheet

On February 8, 2007, the Company, MIL and Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”) entered into an Asset Purchase Agreement (the “APA”) pursuant to which MIL agreed to purchase the approximate 8% interest it didn’t already own in the registered capital of HTW, its primary operating subsidiary in the PRC in exchange for 3,000,000 shares of common stock of the Company. On March 15, 2007, the transaction was approved by the PRC Government and consummated on March 27, 2007.

In addition, on February 8, 2007, MIL and BJ HID entered into a binding term sheet (the “Binding Term Sheet”) whereby BJ HID agreed to sell, and MIL agreed to purchase, the technology, patents and all intellectual property rights related to solar powered mobile phones owned by BJ HID for $10,000,000, which shall be payable in 10 equal installments of $1,000,000. Each such installment shall be due and payable following the sale by the Company of 100,000 solar power phones.

(d) Unregistered Sales of Equity Securities

On February 8, 2007, the Company completed a $13,250,000 financing through the issuance of 265 shares of its Series B preferred stock, with a stated value of $50,000 per share, and an annual preferred dividend of 6%, to both new investors and holders of the $6,000,000 unsecured convertible notes.

(e) Conversion of Unsecured Convertible Notes

On February 8, 2007, $6,000,000 unsecured convertible notes, which were issued on November 1, 2006 and December 11, 2006, and the accrued interest on the notes through February 8, 2007, were converted into Series B preferred stock. Also see Note 11.

GENERAL COMPONENTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

19.	SUBSEQUENT EVENTS (CONTINUED)

(f) Exercises on Warrants

On March 2, 2007, the former owners of MIL exercised all their warrants issued under the share exchange transaction with the Company on October 27, 2006. The Company received a total of $280 in connection with the exercise of 28,013,279 warrants. There are 56,012,215 shares of outstanding common stock after the exercise on March 2, 2007.

(g) Sale of Subsidiary

On December 28, 2006, HTW entered into an agreement to sell its 50% interests on Beijing Mobile Communication Technology Co., Ltd (“BMCT”), a 50% subsidiary of HTW, to another owner of BMCT at the consideration of $60,400. The transaction was approved by PRC Government and consummated on March 28, 2007.

In connection with the agreements, the business operations of BMCT were no longer operations and subsidiaries of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of BMCT was presented separately as “discontinued operations”. The loss from discontinued operations of $124,009 for the year ended December 31, 2006 is reflected in the Company’s consolidated statement of income for the year ended December 31, 2006.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operation” and “liabilities of discontinued operation”, respectively, in the accompanying balance sheet at December 31, 2006 and 2005.

The following is the unaudited pro forma net income (loss) and basic and diluted net income (loss) per share of the Company for the years ended December 31, 2006 and 2005 assuming the sale of the company was completed on January 1, 2006 and 2005, respectively.

	2006	2005

Net income (loss)	$4,673,651	$(459,261)

Net income (loss) per share
- Basic	$0.24	$(0.03)
- Diluted	$0.18	$(0.03)