Form 10QSB
period 2007-03-31
GENERAL COMPONENTS, INC.
filed 2007-05-15
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission file number: 000-33483

Hi-Tech Wealth Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0496645
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Suite 1503, Sino Plaza Causeway Bay Hong Kong
(Address of Principal Executive Offices)

852-2975-9809
(Issuer’s Telephone Number, including area code)

General Components, Inc.
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

As of May 8, 2007, there were 59,013,215 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

i

PART I.
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

HI-TECH WEALTH INC.

(FORMERLY GENERAL COMPONENTS, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONTENTS

PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

PAGE	3-4	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

PAGES	6-7	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

PAGES	8-33	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,142,950	$220,909
Accounts receivable	9,423,696	3,874,442
Notes receivable, including current portion of long-term notes receivable of $2,676,163 and $2,652,961 at March 31, 2007 and December 31, 2006, respectively.	5,073,191	4,849,920
Inventories	12,283,701	13,455,461
Due from related parties	4,171,566	2,783,518
Deferred tax assets	1,008,814	1,436,624
Prepayments for goods	4,471,921	2,142,720
Other receivables, prepaid expenses, and other assets	336,956	492,108
Assets of discontinued operations	-	20
Due from employees	279,087	76,330
Total current assets	38,191,882	29,332,052

Plant and equipment, net	15,360,303	15,281,647
Land use right, net	2,323,186	2,336,328
Deposit for investment	200,000	-
Long term investment	4,000	4,000
Other intangible assets	28,922	33,198
Goodwill	4,240,842	-
Long term assets of discontinued operations	-	2,277
Long-term portion of notes receivable	1,291,823	1,280,623
Deferred tax assets	38,085	53,443
Total long-term assets	23,487,161	18,991,516

TOTAL ASSETS	$61,679,043	$48,323,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$842,545	$959,459
Other payables and accrued liabilities	2,388,500	5,664,215
Short-term bank loans	1,162,640	1,152,561
Current portion of long term loans	8,177,238	8,106,343
Convertible notes	165,000	3,885,687
Notes payable	2,350,701	1,267,817
Customer deposits	5,117,093	5,402,047
Due to related parties	3,019,118	1,337,238
Taxes payable	-	600,635
Liabilities of discontinued operations	-	322
Deferred taxes	537,122	407,202
Total current liabilities	23,759,957	28,783,526

LONG-TERM LIABILITIES
Minority interests	19,447	1,605,934
Total long-term liabilities	19,447	1,605,934

TOTAL LIABILITIES	23,779,404	30,389,460

COMMITMENTS

SHAREHOLDERS’ EQUITY
Series B Preferred stock, stated value $50,000 per share; authorized 300 shares, 289.15 and 0 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	14,457,500	-
Common stock, par value $0.001 per share; authorized 280,000,000 shares, 59,013,215 and 27,999,935 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	59,013	28,000
Additional paid-in capital	17,784,840	12,624,622
Retained earnings (the restricted portion is $1,202,599 and $1,202,599 at March 31, 2007 and December 31, 2006, respectively)	4,708,797	4,590,761
Accumulated other comprehensive income	889,489	690,725

TOTAL SHAREHOLDERS’ EQUITY	37,899,639	17,934,108

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,679,043	$48,323,568

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

REVENUES, NET	$16,117,258	$6,310,029

COST OF GOODS SOLD	9,702,838	5,300,631

GROSS PROFIT	6,414,420	1,009,398

Selling and distribution	384,401	63,541

Advertising	1,475,923	530,133

Research and development	429,011	-

General and administrative	1,638,847	376,429

INCOME FROM OPERATIONS	2,486,238	39,295

OTHER INCOME (EXPENSES)

Interest expense, net	(348,043)	(193,667)

Non cash interest expense from amortization of discount on convertible notes	(2,279,312)	-

Government grants	115,758	379,183

Value added tax refund	668,515	-

Other income (expense), net	75,835	(3,470)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	718,991	221,341

INCOME TAXES	(565,115)	(27,362)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	153,876	193,979

MINORITY INTERESTS SHARE OF INCOME	(99,158)	(18,593)

INCOME FROM CONTINUING OPERATIONS	54,718	175,386

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	63,318	-

GAIN FROM DISCONTINUED OPERATION	63,318	-

NET INCOME	118,036	175,386

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	198,764	76,106

Income tax expense related to other comprehensive income	(29,815)	(15,221)

OTHER COMPREHENSIVE INCOME, NET OF TAX	168,949	60,885

COMPREHENSIVE INCOME	$286,985	$236,271

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006

Weighted average shares outstanding
- Basic	37,504,362	17,986,935
- Diluted	48,424,655	17,986,935

Income per share from continuing operations
- Basic	$0.00	$0.01
- Diluted	$0.00	$0.01

Income per share from gain from disposition of discontinued operation
- Basic	$0.00	$-
- Diluted	$0.00	$-

Net income per share
- Basic	$0.00	$0.01
- Diluted	$0.00	$0.01

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Series B Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Total
BALANCE, JANUARY 1, 2007	-	$-	27,999,935	$28,000	$12,624,622	$4,590,761	$690,725	$17,934,108

Issuance of Series B preferred stock in private placement	145.00	7,250,000	-	-	-	-	-	7,250,000

Conversion of convertible notes into Series B preferred stock	125.60	6,280,000	-	-	-	-	-	6,280,000

Issuance of Series B preferred stock and warrants for placement services fee	18.55	927,500	-	-	(927,500)	-	-	-

Issuance of warrants for financial advisory services	-	-	-	-	88,731	-	-	88,731

Conversion of warrants into common stock	-	-	28,013,280	28,013	(28,013)	-	-	-

Issuance of common stock for acquisition	-	-	3,000,000	3,000	6,027,000	-	-	6,030,000

Foreign currency translation gain	-	-	-	-	-	-	198,764	198,764

Net income	-	-	-	-	-	118,036	-	118,036

BALANCE, MARCH 31, 2007	289.15	$14,457,500	59,013,215	$59,013	$17,784,840	$4,708,797	$889,489	$37,899,639

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,036	$175,386
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	235,654	171,406
Amortization of discount to convertible notes payable	2,279,312	-
Warrants issued to financial advisors	88,731	-
Deferred taxes	591,498	(22,003)
Minority interests’ share of net income	99,158	18,593

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(5,549,253)	(2,013,059)
Inventories	1,171,760	(520,915)
Other receivables, prepaid expenses, and other assets	157,127	(12,511)
Prepayments for goods	(2,329,201)	(10,760)
Due from employees	(202,757)	18,419

Increase (Decrease) In:
Accounts payable	(116,914)	1,943
Other payables and accrued liabilities	(1,999,441)	345,830
Due to employees	-	(17,544)
Taxes payable	(658,070)	(14,892)
Customer deposits	(284,954)	(2,167,566)
Net cash used in operating activities	(6,399,314)	(4,047,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(142,015)	(7,710)
Repayments of notes receivable	125,224	-
Increase in notes receivable	(348,495)	(107,334)
Deposit for a long term investment	(200,000)	-
Net cash used in investing activities	(565,286)	(115,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	359,880	37,233
Repayments for notes payable	(215,833)	-
Proceeds from issuance of Series B preferred stock	7,250,000	-
Repayments from related parties	9,962,816	7,397,361
Advances to related parties	(9,668,985)	(3,387,066)
Net cash provided by financing activities	7,687,878	4,047,528

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	723,278	(115,189)

Effect of exchange rate changes on cash	198,763	58,462
Cash and cash equivalents at beginning of the period	220,909	79,703

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,142,950	$22,976

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$182,969	$191,661
Income taxes paid	$670,791	$62,161

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	For the three months ended March 31, 2007, $938,837 was transferred from other payables to notes payable.

2.
For the three months ended March 31, 2007, $6,000,000 of convertible notes with accrued interest of $280,000 through February 8, 2007 was converted into 125.6 shares of Series B preferred stock. Also see Notes 11 and 14.

3.	For the three months ended March 31, 2007, $927,500 of Series B preferred stock (18.55 shares) was issued to the placement agent for placement services for the private placement. Also see Note 14.

4.	For the three months ended March 31, 2006, $2,268,612 was transferred from construction in progress to plant and equipment.

5.
On December 28, 2006, HTW entered into an agreement to sell its 50% interest in Beijing Mobile Communication Technology Co., Ltd (“BMCT”) to another owner of BMCT for $64,591. The transaction was approved by the PRC Government and consummated on March 28, 2007. The consideration has not been received and is recorded in other receivables. Also see Note 16.

The following represents the assets and liabilities sold at the date of the disposal:

March 28, 2007
Assets	$2,871
Total assets sold	2,871

Liabilities	(325)
Total liabilities sold	(325)

Total net assets	2,546

Share percentage	50%

Net assets disposed	$1,273

Consideration	64,591

Gain on disposal	$63,318

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Hi-Tech Wealth Inc. (formerly General Components, Inc.) was incorporated under the laws of the State of Nevada on January 14, 2000, under the name of Pro-Active Solutions, Inc. (“Pro-Active”), which had only limited operations and had been a development stage company. On July 7, 2004, Pro-Active changed its name to General Components, Inc. (“GCI”). On April 25, 2007, GCI changed its name from General Components, Inc. to Hi-Tech Wealth Inc.. Also see Note 18.

On September 24, 2004, GCI and the shareholders (collectively, “Shareholders”) of General Components, Inc., a Cayman Islands corporation, closed the transactions contemplated by the share exchange agreement dated as of September 24, 2004. This share exchange transaction resulted in those Shareholders obtaining a majority voting interest in GCI.

On October 27, 2006, GCI and the beneficial owners (collectively, “Owners”) of Magical Insight Investments Limited, a British Virgin Islands corporation (“MIL”), consummated an exchange of shares (the “Share Exchange”) pursuant to a Share Exchange Agreement dated as of September 6, 2006 (the “Share Exchange Agreement”), which resulted in a change in control of GCI. In connection with the transaction, GCI issued an aggregate of 17,986,721 shares of its common stock and warrants to purchase an additional 28,013,279 shares of its common stock, after giving effect to the 1 for 10 reverse split of the common stock on February 13, 2007, in exchange for the sole outstanding share of MIL, which constituted 100% of the outstanding capital stock of GCI. Immediately after the closing of the Share Exchange, the new issued common stock and warrants constituted approximately 82.14% of the ownership of GCI.

This Share Exchange transaction resulted in those shareholders obtaining a majority voting interest in GCI. Generally accepted accounting principles require that MIL retain the majority interest in a combined business be treated as the accounting acquirer. The exchange transaction has been accounted for a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”. The acquisition is accounted for as the recapitalization of MIL. Accordingly, the accompanying consolidated statements of income include the results of operations of MIL for the periods ended March 31, 2007 and 2006.

The consideration of the reverse acquisition was measured at the net fair value of GCI as the common stock of GCI did not appear to be more indicative of fair value. As a result, no goodwill was recognized from the share exchange.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Going forward, Hi-Tech Wealth Inc. and subsidiaries (the “Company”) intend to carry out the business of MIL and its primary operating subsidiary, Beihai Hi-Tech Wealth Technology Development Co., Ltd. (“HTW”). HTW is a provider of advanced electronic and mobile communication products in the People’s Republic of China (the “PRC”).

On October 27, 2006, MIL acquired 100% equity interest of Euro Asia Arbitrage Investment Limited (“Euro Asia”), a Hong Kong corporation, for HK$100,000, equivalent to US$12,838. Euro Asia is investment holding company, which owns 100% of Beijing Hi-Tech Wealth Software Co., Limited. As a result, Euro Asia and its subsidiary were consolidated into the accompanying consolidated financial statements.

On November 28, 2006, MIL increased its shares in HTW through an additional investment of $3,600,000 into HTW.

On February 12, 2007 and March 19, 2007, MIL increased its shares in HTW through an additional investment of $4,500,000 and $320,513 into HTW, respectively. These transactions resulted in HTW becoming a 93.96% owned subsidiary of the Company. The additional investments resulted in negative goodwill of $140,886, which was applied against long-term assets acquired.

On March 27, 2007, MIL acquired the remaining interest from the minority interest holders of HTW for 3,000,000 shares of common stock of the Company. Thereafter, HTW become a 100% owned subsidiary of MIL. Also see Note 8.

On February 13, 2007, the Company completed a 1 for 10 reverse split of its outstanding common stock. As a result, all the amounts in the accompanying condensed consolidated financial statements for the periods ended March 31, 2007 and 2006 have been restated to give effect to the 1 for 10 reverse split. Also see Note 14.

These condensed consolidated financial statements contain unaudited information as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with the audited consolidation financial statements and the related notes thereto. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-KSB. The results of operations for the interim period presented are not necessarily indicative of the results to expected for the full year.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The condensed consolidated financial statements include the accounts of General Components, Inc. and the following subsidiaries:

(i)	Magical Insight Investments Limited (“MIL”) (100% subsidiary of the Company).

(ii)	Beihai Hi-Tech Wealth Technology Development Co., Ltd (“HTW”) (100% subsidiary of MIL).

(iii)	Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“HEP”) (90% subsidiary of HTW)

(iv)	Euro Asia Arbitrage Investment Limited (“Euro Asia”) (100% subsidiary of MIL).

(v)	Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) (100% subsidiary of Euro Asia).

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Concentrations

The Company had various customers in the periods ended March 31, 2007 and 2006 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	March 31, 2007	March 31, 2006	March 31, 2007	December 31, 2006

Company A	11.35%	5.06%	17.30%	-
Company B	7.78%	-	1.02%	-
Company C	5.92%	-	14.80%	-
Company D	4.42%	-	-	-
Company E	3.61%	-	-	-
Company F	-	-	-	8.72%
Company G	-	-	-	9.43%
Company H	-	19.19%	-	-

Company H is a related party. Beijing Mobil XP Technology Co., Ltd is a company controlled by the director of MIL. Also see Notes 3 and 5.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Concentrations (Continued)

The sole market of the Company is the PRC for the periods ended March 31, 2007 and 2006.

The Company had various suppliers in the periods ended March 31, 2007 and 2006 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	March 31, 2007	March 31, 2006	March 31, 2007	December 31, 2006

Company A	44.18%	-	-	11.25%
Company B	18.91%	78.12%	-	-
Company C	10.90%	-	-	-
Company D	1.12%	-	-	-
Company E	-	8.60%	-	-

Company B is a related party. Beijing Hi-Tech Wealth Electronic Products Company Limited is a company controlled by the director of MIL. Also see Notes 3 and 5.

Company E is a related party. Beijing Mobil XP Technology Co., Ltd is a company controlled by the director of MIL. Also see Notes 3 and 5.

(c) Use of Estimates

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

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Fair Value of Financial Instruments

The Company’s condensed consolidated financial instruments include cash and cash equivalents, accounts receivable, notes receivable, due to/from related parties, other receivables and prepaid expenses, due from/to employees, prepayments for goods, accounts payable, notes payables, short-term bank loans, other payables and accrued liabilities, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

(e) Deposits

On January 18, 2007, the Company paid $200,000 as deposits to establish a new company, Beijing Hi-Tech Wealth Communication Technology Co., Ltd. The total consideration for the investment is $1,000,000.

(f) Government Grants

Grants received from the PRC Government for assisting the Company’s improvement and development are recognized as other income when the proceeds are earned and received or collectible.

For the three months ended March 31, 2007 and 2006, $115,757 and $379,183 was received as grants from the PRC Government, and was recognized as other income.

(g) Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31, 2007	December 31, 2006	March 31, 2006
Period end RMB: US$ exchange rate	7.7410	7.8087	8.0702
Period average RMB: US$ exchange rate	7.7714	7.9395	8.1734

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Revenue Recognition

Revenue related to smart phone and electronic products represents the invoiced value of goods sold recognized upon the delivery of goods to customers. According to the contracts, goods delivered by the Company could be returned within 7 days, if there is any defect. The Company estimates a reserve for returns based on the amount of goods actually returned after the reporting period. No reserve was netted against revenue for the three months ended March 31, 2007 and 2006, respectively.

Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered, when no subsequent return is noted,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

Revenue related to software products represents the invoiced value of software sold recognized only when the software is installed into the assembled hardware devices. The Company does not have any further obligation to service the software once it is installed into the hardware devices.

(i) Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive securities are included in EPS in the three months ended March 31, 2007 and 2006.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Earnings Per Share (Continued)

Basic and diluted earning per share are calculated as follows:

	Three Months Ended March 31
	2007	2006
	(Unaudited)	(Unaudited)
Basic:
Income applicable to common shareholders	$118,036	$175,386

Weighted average shares outstanding during the period	37,504,362	17,986,935

Net income per share	$0.00	$0.01

Diluted:
Income applicable to common shareholders	$118,036	$175,386
Interest expense attributable to convertible notes	3,255	-
Diluted income applicable to common shareholders	$121,291	$175,386

Weighted average shares outstanding during the period	37,504,362	17,986,935
Effect of dilutive securities:
Convertible notes	1,643,273	-
Warrants	923,798	-
Series B preferred stock	8,353,222	-
Weighted average diluted shares outstanding during the period	48,424,655	17,986,935

Diluted net income per share	$0.00	$0.01

(j) Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). -- AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Adoption of New Accounting Policy (Continued)

The Company is required to file income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2000. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

(k) New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair−value option will have a material effect on the consolidated results or operations or financial position.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

3. NOTES RECEIVABLE

Notes receivable at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Bank acceptable note	$-	$128,062

Notes receivable from unrelated companies:
Beihai University Garden Management Co. Ltd., due on December 31, 2007	327,348	324,510
Beijing Daheng Weye Trading Co. Ltd., due on December 31, 2007	129,182	-
Beijing Fulai Chengsi Investment Co. Ltd., due on December 31, 2007	129,182	-
Beijing Huayujicheng Technology Co. Ltd., due on December 31, 2007	51,673	-
	$637,385	$324,510

Notes receivable from related companies:
Beijing Hi-Tech Wealth Electronic Product Co. Ltd., due on December 27, 2007	2,676,163	2,652,961
Beijing Hi-Tech Wealth Electronic Product Co. Ltd., due on December 27, 2008	1,291,823	1,280,623
Beijing Mobil XP Technology Co., Ltd., due on December 27, 2007	1,759,643	1,744,387
	$5,727,629	$5,677,971
Less: Long-term portion of notes receivable	(1,291,823)	(1,280,623)
	4,435,806	4,397,348

Total current notes receivable	$5,073,191	$4,849,920

The bank acceptable note has been subsequently settled in January 2007.

Notes receivable from unrelated companies are interest-free, unsecured and all current.

Notes receivable from related companies bear interest at 5% per annum at March 31, 2007 and December 31, 2006 and are unsecured. The interest income for the three months ended March 31, 2007 was $71,283. Also see Note 5.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

4. INVENTORIES

Inventories at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Raw materials	$10,140,268	$11,487,668
Finished goods	2,143,433	1,967,793
Total	$12,283,701	$13,455,461

5. DUE TO/FROM RELATED PARTIES

(I) Due From Related Parties

		March 31, 2007	December 31, 2006
		(Unaudited)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a)	$-	$368,897
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(b)	170,960	-
Beihai Hi-Tech Wealth Information Industry Co. Ltd.	(c)	263,713	15,367
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd.	(d)	1,954,224	949,177
Nanjing Hengzhi Communication Equipment Co. Ltd.	(e)	1,757,880	1,450,077
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(f)	2,793	-
Beijing Mobil XP Technology Co., Ltd.	(g)	21,996	-
Total due from related parties		$4,171,566	$2,783,518

(II) Due To Related Parties
		March 31, 2007	December 31, 2006
		(Unaudited)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a)	$2,430,428	$-
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(b)	-	491,019
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(f)	-	256,125
Hi-Tech Wealth Holding Co. Ltd.	(h)	92,515	91,713
Hi-Tech Wealth Group Limited	(i)	496,175	498,381
Total due to related parties		$3,019,118	$1,337,238

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

5. DUE TO/FROM RELATED PARTIES (CONTINUED)

(III) Due From Employees

		March 31, 2007	December 31, 2006
		(Unaudited)
Current		$279,087	$76,330
Total due from employees	(i)	$279,087	$76,330

(a)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) has a common director with MIL. During the three months ended March 31, 2007 and 2006, HTW purchased raw materials and goods from BJ HEP in the amount of $3,102,019 and $5,138,066, respectively.

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

(d)
Hong Kong Hi-Tech Wealth Electronic Products Co., Ltd. (“HK HEP”) has a common director with MIL. The amount represents advances to HK HEP for the periods. The balances are interest free, unsecured and have no fixed repayment term.

(e)
Nanjing Hengzhi Communication Equipment Co. Ltd. (“NHC”) is controlled by a relative of a director of HTW. For the three months ended March 31, 2007 and 2006, HTW sold goods to NHC in the amount of $647,418 and $0. The balance at December 31, 2006 represents the outstanding balance for the goods sold by HTW to NHC during the year ended December 31, 2006. The remaining balances are interest free, unsecured and has no fixed repayment term.

(f)	Beijing Hi-Tech Wealth Investment and Development Co. Ltd. was a minority shareholder of HTW. The remaining balance is interest free, unsecured and has no fixed repayment term.

(g)
Beijing Mobil XP Technology Co., Ltd (“BMT”) is a company controlled by the director of MIL. During the three months ended March 31, 2007 and 2006, HTW sold goods to BMT in the amount of $0 and $1,210,787. The remaining balance is interest free, unsecured and has no fixed repayment term.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

5. DUE TO/FROM RELATED PARTIES (CONTINUED)

(h)
Beijing Hi-Tech Wealth Software Co. Ltd. (“BJ HTS”) has a common director with MIL. On October 27, 2006, Euro Asia, a holding company of BJ HTS, was acquired by MIL and the inter-company transactions for the three months ended March 31, 2007 have been eliminated for consolidation purposes. During the three months ended March 31, 2006, HTW purchased software from BJ HTS in the amount of $565,295.

(i)	Due from employees are interest-free, unsecured and have no fixed repayment term.

6.  PLANT AND EQUIPMENT

Plant and equipment consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Unaudited)
At cost:
Buildings	$13,502,463	$13,262,655
Machinery	2,735,195	2,711,482
Motor vehicles	145,900	144,635
Office equipment	280,607	257,099
Other equipment	480,620	472,024
	17,144,785	16,847,895
Less: Accumulated depreciation
Buildings	841,784	743,418
Machinery	713,714	639,740
Motor vehicles	66,206	58,400
Office equipment	104,389	90,478
Other equipment	58,389	34,212
	1,784,482	1,566,248
Plant and equipment, net	$15,360,303	$15,281,647

The net book value of buildings pledged for certain bank loans at March 31, 2007 and December 31, 2006 is $10,879,209 and $10,796,659, respectively. Also see Notes 9 and 10.

Depreciation expense for the three months ended March 31, 2007 and 2006 was $222,512 and $158,758, respectively.

During the three months ended March 31, 2006, $2,268,612 of the construction in progress was transferred to buildings.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

7.  LAND USE RIGHT

	March 31, 2007	December 31, 2006
	(Unaudited)
Cost	$2,521,217	$2,521,217
Less: Accumulated amortization	198,031	184,889
Land use right, net	$2,323,186	$2,336,328

Amortization expense for the three months ended March 31, 2007 and 2006 is $13,142 and $12,648, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007	$39,426
2008	52,568
2009	52,568
2010	52,568
2011	52,568
Thereafter	2,073,488
Total	$2,323,186

The net book value of the land use right pledged for certain bank loans at March 31, 2007 and December 31, 2006 is $2,323,186 and $2,336,328, respectively. Also see Notes 9 and 10.

8. GOODWILL

On March 27, 2007, MIL acquired from Beijing Hi-Tech Wealth Investment and Development Company Limited, the minority owners of HTW, their remaining interest in HTW. The acquisition cost was 3,000,000 shares of the Company's common stock valued at the closing share price of $2.01 on March 27, 2007, when the transaction was approved by the PRC Government and consummated. The total stock value was $6,030,000. Also see Notes 13 and 14.

The accompanying condensed consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The fair value of net assets acquired was $1,789,158, and total consideration paid was $6,030,000.  The excess of acquisition cost over the consideration paid was recognized as goodwill of $4,240,842.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

9. SHORT-TERM DEBT

Short-term debt at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Loans from Industrial and Commercial Bank of China, Nanzhu Branch, due December 21, 2007, monthly interest only payments at 7.956% (2006: 7.956%) per annum, secured by a building and a land use right of the Company. Also see Notes 6 and 7.	$1,162,640	$1,152,561

Total short-term bank loans	$1,162,640	$1,152,561

Notes payable to unrelated companies:

Beijing Yanxin Times Science & Technology Co. , due November 11, 2007	$16,695	$38,419
Shanghai Yulin Trading Co. , due November 11, 2007	1,033,458	1,024,498
Beijing HuayuJicheng Trading Co., Ltd. , due November 11, 2007	12,918	204,900
Rongxheng Science Development Co., Ltd. , due April 30, 2007	64,591	-
Beijing Xinhua Tongren Science Co., Ltd. , due April 30, 2007	155,019	-
Beijing Haidian Tri-Zhong Appliance Co., Ltd. , due December 28, 2007	126,599	-
Beijing HuayuJicheng Trading Co., Ltd. , due December 28, 2007	295,510	-
Tongxiang Qinghua Hi-Tech Wealth Digital Television Research Centre , due December 28, 2007	645,911	-

Total notes payable	2,350,701	1,267,817
Total short-term debt	$3,513,341	$2,420,378

Interest expense for the three months ended March 31, 2007 and 2006 was $23,152 and $78,358, respectively.

Notes payable to unrelated companies are interest-free, unsecured and current.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

10. LONG-TERM BANK LOANS

At March 31, 2007 and December 31, 2006, the long-term bank loans consist of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb27,500,000, at an interest rate of 6.1425% (2006: 6.1425%) per annum, secured by building and a land use right of HTW. The loan is due on July 31, 2007. Also see Notes 6 and 7.	$3,552,512	$3,521,713

Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb20,000,000, at an interest rate of 6.1425% (2006: 6.1425%) per annum, secured by the land use right of HTW. The loan is due on July 31, 2007. Also see Note 7.	2,583,646	2,561,246

Agricultural Bank of China, Beihai Branch, due November 18, 2006, outstanding principal of Rmb15,800,000, monthly interest only payment at 11.340% after due date and 5.7645% before due date per annum, respectively, secured by a guarantee of an unrelated company. The extension of the loan to November 18, 2007 has been submitted and the Company is waiting for the approval from the bank.	2,041,080	2,023,384

Total long-term bank loans	$8,177,238	$8,106,343

Less: Current portion	(8,177,238)	(8,106,343)

Long-term portion	$-	$-

Interest expense for the three months ended March 31, 2007 and 2006 was $173,170 and $115,309, respectively.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

11.  CONVERTIBLE NOTES

At March 31, 2007 and December 31, 2006, convertible notes outstanding are as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Origination on September 5, 2006, outstanding principal of $165,000, due on September 5, 2007 at an interest rate of 8% per annum and accrued interest of $3,255 and $4,231 at March 31, 2007 and December 31, 2006 payable on maturity. Both principal and interest have been secured by cash proceeds of $250,000 received by General Components, Inc., a Cayman Islands company, from the disposition of the VOIP operations under an assets purchase agreement which was consummated on November 6, 2006.	$165,000	$165,000

Origination on November 1, 2006, outstanding principal of $2,000,000, net of discount of $33,831, due on May 1, 2007 at an interest rate of 24% per annum and accrued interest of $78,904 at December 31, 2006 payable on maturity. On February 8, 2007, all loans and accrued interests were converted to Series B preferred stock. Also see Note 14.	-	1,966,169

Origination on December 11, 2006, outstanding principal of $4,000,000, net of discount of $2,245,482, due on June 11, 2007 at an interest rate of 24% per annum and accrued interest of $52,603 at December 31, 2006 payable on maturity. On February 8, 2007, all loans and accrued interests were converted to Series B preferred stock. Also see Note 14.	-	1,754,518

Total convertible notes	$165,000	$3,885,687

September 5, 2006 Notes

The notes are convertible at the option of the holder, at any time on or before maturity on September 5, 2007, into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the notes is payable on the maturity date or the earlier conversion of such principal amount of the notes. For the three months ended March 31, 2007 and 2006, $3,255 and $0 was recognized as interest expense, respectively. Accrued interest payable at March 31, 2007 was $7,486.

November 1, 2006 Notes

The Company sold in a private placement $2,000,000 principal amount of 24% per annum unsecured convertible notes due May 1, 2007, with common stock purchase warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable any time after November 1, 2006 through November 1, 2009. There was no beneficial conversion feature at the time of the date of issuance of the notes.

The number of shares of Series B preferred stock to be converted from the notes is calculated by the total amount of principal amount of notes and accrued interest on notes divided by the stated value of Series B preferred stock, which is $50,000.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

11.  CONVERTIBLE NOTES (CONTINUED)

The fair value of the warrants of $50,470 at the time of issuance was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.60%
Expected life	3 years
Expected volatility	35.59%
Expected dividend yield	0%

The fair value of the warrants was recorded as additional paid-in capital and a discount to the notes and is being amortized over the term of the notes.  For the three months ended March 31, 2007, $49,096 of accrued interest on the notes was recognized as interest expense.

On February 8, 2007, $2,000,000 principal of notes together with accrued interest payable of $128,000, were converted into 42.56 shares of Series B preferred stock, stated value of $50,000 per share. Amortization of discount to interest expense for the three months ended March 31, 2007 amount to $33,831.

December 11, 2006 Notes

The Company sold in a private placement $4,000,000 principal amount of 24% per annum unsecured convertible notes due June 11, 2007, with common stock purchase warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable any time after December 11, 2006 through December 11, 2009.

The number of shares of Series B preferred stock to be converted from the notes is calculated by the total amount of principal amount of notes and accrued interest on notes divided by the stated value of Series B preferred stock, which is $50,000.

The fair value of the warrants of $261,351 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.60%
Expected life of options	3 years
Expected volatility	35.59%
Expected dividend yield	0%

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

11.  CONVERTIBLE NOTES (CONTINUED)

The convertible notes also contained a beneficial conversion feature, and the intrinsic value at the date of issuance of the notes amounted to $2,261,351. The fair value of the warrants and the intrinsic value of the beneficial conversion feature of $2,522,702 was recorded as a discount to the notes and an increase to additional paid-in capital. The discount is being amortized over the term of the notes.  For the three months ended March 31, 2007, interest expense was $99,397.

On February 8, 2007, $4,000,000 principal amount of notes together with accrued interest payable of $152,000, were converted into 83.04 shares of Series B preferred stock at stated value of $50,000 per share. Amortization of discount to interest expense for the three months ended March 31, 2007 amounted to $2,245,481.

The Series B Preferred Stock, stated value of $50,000 per share, having an annual preferred dividend of 6% and conversion rights entitling the holders to convert such shares into common stock of the Company at a conversion price of $1.00 per share. Also see Note 14.

12.  INCOME TAXES

(a) Corporation Income Tax (“CIT”)

In 2006, HTW applied to the local tax authority for a favourable corporate income tax rate of 15% for companies registered in the coastal economic zone of PRC, which was approved in December 2006.  As a result, the corporate income tax rate applicable to HTW was changed from 24% to 15%.

In accordance with the relevant taxation laws in the PRC, from its first profitable tax year, as a foreign investment company, HTW, is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For HTW, the first profitable year for income tax purposes as a foreign investment company was the year ended December 31, 2003 and therefore there is a 50% tax exemption from CIT for the years ended December 31, 2005 to 2007. Therefore, HTW’s actual corporate income tax rate is 7.5% for the periods ended March 31, 2007 and 2006.

HEP is a subsidiary of HTW, and its applicable CIT rate is 33%. As this company is established in the Guangxi Province, it is entitled to a 100% exemption from CIT for 5 years through 2009 in accordance with the tax incentives offered by the Government of Guangxi Province.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

12.  INCOME TAXES (CONTINUED)

(a) Corporation Income Tax (Continued)

BJ HTS is a subsidiary of Euro Asia, and its applicable CIT rate is 15% as this company is a foreign hi-tech enterprise authorized by the PRC Government. In addition to the local regulations for developing new technology industries offered by the Government of Beijing, it is entitled to a 100% exemption from CIT for the first 3 years and a 50% reduction of the CIT rate in the fourth to sixth year. BJ HTS’s actual CIT rate is 7.5% for the year ended December 31, 2006. The last year of the tax incentive is year ended December 31, 2006, since January 1, 2007 the actual CIT rate is 15%.

Income tax expense for the three months ended March 31, 2007 and 2006 are summarized as follows:

	March 31, 2007	March 31, 2006
Current:	(Unaudited)	(Unaudited)
CIT	$26,383	$(49,365)

Deferred:
CIT	$(591,498)	$22,003

Income tax expense	$(565,115)	$(27,362)

The Company’s income tax expense differs from the “expected” tax (expense) benefit for the periods ended March 31, 2007 and 2006 (computed by applying the CIT rates of 15 percent and 24 percent to income before income taxes, respectively) as follows:

	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Computed “expected” (expense) benefit	$(376,534)	$(51,103)
Permanent differences	(188,857)	-
Timing differences	(96,188)	-
Tax exemptions	96,464	23,741

Income tax expense	$(565,115)	$(27,362)

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

12.  INCOME TAXES (CONTINUED)

(a) Corporation Income Tax (Continued)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities at March 31, 2007 and December 31, 2006 and 2005 are as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Deferred tax assets:
Non-current portion:	$38,085	$53,443

Current portion:
Advertising expenses	77,521	681,073
Sales cut-off and returns	17,765	483,057
Selling expenses	231,456	-
Cost of mould	99,619	-
Processing expenses	82,763	173,432
Administrative expenses	491,106	74,410
Research and development costs	7,828	7,761
Other	756	16,891
Subtotal	1,008,814	1,436,624

Total deferred tax assets	1,046,899	1,490,067

Deferred tax liabilities:
Current portion:
Sales cut-off	(488,727)	(407,202)
Over accrued expenses	(14,403)	-
Unrecorded interest income	(10,739)	-
Over accrued of research and development costs	(23,253)	-
Subtotal	(537,122)	(407,202)

Total deferred tax liabilities	(537,122)	(407,202)

Net deferred tax assets	$509,777	$1,082,865

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

The VAT payable of $143,202 and $1,045,926 at March 31, 2007 and December 31, 2006, respectively, is included in other payables in the accompanying condensed consolidated balance sheets.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

12.  INCOME TAXES (CONTINUED)

(b) Value Added Tax (Continued)

For the three months ended March 31, 2007 and 2006, $668,515 and $0 was received as VAT refund by BJ HTS from the PRC Government, which was recognized as other income.

13. COMMITMENTS

The Company occupies plant and office space leased from third parties. Accordingly, for the three months ended March 31, 2007 and 2006 the Company recognized rental expense for these spaces of $58,203 and $722, respectively.

As of March 31, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Year Ending December 31	Amount
2007	$246,345
2008	123,372
$369,717

As of March 31, 2007, the Company has outstanding commitments with respect to non-cancelable long term investment, which fall due as follows:

Year Ending December 31	Amount
2007	$800,000

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

14. SHAREHOLDERS’ EQUITY

(a) Reverse Split of Common Stock

On February 13, 2007, the Company completed a 1 for 10 reverse split of its outstanding common stock.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

14. SHAREHOLDERS’ EQUITY (CONTINUED)

(b) Asset Purchase Agreement

On February 8, 2007, the Company, MIL and Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”) entered into an Asset Purchase Agreement (the “APA”) pursuant to which MIL agreed to purchase the approximate 8% interest it didn’t already own in the registered capital of HTW, its primary operating subsidiary in the PRC in exchange for 3,000,000 shares of common stock of the Company. On March 15, 2007, the transaction was approved by the PRC Government and consummated on March 27, 2007. Also see Notes 5 and 13.

(c) Unregistered Sales of Equity Securities

On February 8, 2007, the Company completed a $13,250,000 financing through the issuance of 265 shares of its Series B preferred stock, with a stated value of $50,000 per share, and an annual preferred dividend of 6%, to both new investors of 145 shares and holders of the $6,000,000 unsecured convertible notes ( the “Note Holders”) of 120 shares. In additions, the accrued interest of $280,000 to the Note Holders was also converted into 5.6 shares of Series B preferred stock and issued to the Note Holders. Then, 125.6 shares of Series B preferred stock was issued to the Note Holders.

(d) Conversion of Unsecured Convertible Notes

On February 8, 2007, $6,000,000 unsecured convertible notes, which were issued on November 1, 2006 and December 11, 2006, and their accrued interest of $280,000 on the notes through February 8, 2007, were converted into 125.6 shares of Series B preferred stock. Also see Note 11.

(e) Issuance of Equity Securities for placement service

On February 8, 2007, $927,500 of Series B preferred stock was issued to the placement agent for services rendered in the private placement.

(f) Exercises on Warrants

On March 2, 2007, the former owners of MIL exercised all their warrants issued under the share exchange transaction with the Company on October 27, 2006. The Company received a total of $280 in connection with the exercise of 28,013,279 warrants. There are 56,013,215 shares of outstanding common stock after the exercise on March 2, 2007. Also see Note 15.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

15. WARRANTS

	Warrants Granted	Weighted Average Exercise Price
Outstanding as of January 1, 2006
Granted	28,713,206	$0.024
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2006	28,713,206	0.024
Granted	2,906,250	1.500
Exercised	(28,013,206)	(0.000)
Cancelled	-	-
Outstanding as of March 31, 2007	3,606,250	$1.233

(a) Warrants Granted to Financial Advisors

According to the executed financial advisory agreements signed on February 5, 2007, the Company issued 1,250,000 warrants to purchase common stock within 3 years from the date of issuance of the warrants to the financial advisor as compensation for their financial advisory services from February 8, 2007 to February 7, 2010. The warrants are forfeitable and were valued at $1,597,164 using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.70%
Expected life	3 years
Expected volatility	35.59%
Expected dividend yield	0%

For the three months ended March 31, 2007, $88,731 of financial advisory fee was recognized as general and administrative expense and an increase to additional paid-in capital.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

15. WARRANTS (CONTINUED)

(b) Warrants Granted to Placement Agent

On February 8, 2007, the Company granted warrants of 1,656,250 to the placement agent for the sales of the Series B preferred stock. The warrants are non-forfeitable and were valued at $2,116,243 using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.70%
Expected life	3 years
Expected volatility	35.59%
Expected dividend yield	0%

The fair value was recorded as an increase and decrease to additional paid-in capital.

(c) Exercises on Warrants

On March 2, 2007, the former owners of MIL exercised all their warrants issued under the share exchange transaction with the Company on October 27, 2006. The Company received a total of $280 in connection with the exercise of 28,013,279 warrants. There are 56,013,215 shares of outstanding common stock after the exercise on March 2, 2007. Also see Note 14.

16. DISCONTINUED OPERATION

On December 28, 2006, HTW entered into an agreement to sell its 50% interests on Beijing Mobile Communication Technology Co., Ltd (“BMCT”), a 50% subsidiary of HTW, to another owner of BMCT at the consideration of $64,591. The transaction was approved by PRC Government and consummated on March 28, 2007. The consideration has not been received and recorded in other receivables.

In connection with the agreements, the business operation of BMCT were no longer operation and subsidiary of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of BMCT was presented separately as “discontinued operations”. The income from discontinued operation of $0 for the three months ended March 31, 2007 is reflected in the Company’s consolidated statement of income for the three months ended March 31, 2007.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

16. DISCONTINUED OPERATION (CONTINUED)

The following represents the assets and liabilities sold at the date of the disposal:

March 28, 2007
Assets	$2,871
Total assets sold	2,871

Liabilities	(325)
Total liabilities sold	(325)

Total net assets	2,546

Share percentage	50%

Net liabilities disposed	$1,273

Consideration	64,591

Gain on disposal	$63,318

The assets and liabilities of the discontinued operation are presented separately under the captions “Assets of discontinued operation” and “liabilities of discontinued operation”, respectively, in the accompanying balance sheet at December 31, 2006.

The following is the unaudited pro forma net income and basic and diluted net income per share of the Company for the periods ended March 31, 2007 and 2006 assuming the sale of company was completed on January 1, 2007 and 2006, respectively.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net income	$118,036	$238,704

Net income per share
- Basic	$0.00	$0.01
- Diluted	$0.00	$0.01

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

17. SEGMENT INFORMATION

The Company operates two segments for the three months ended March 31, 2007. The two segments in 2007 are the development, production and distribution of mobile phone products and mobile application software within China. The Company's segment information for 2007 is as follows:

Three Months Ended March 31, 2007	Smart Phone	Software	Corporate	Consolidated

Revenue	$15,057,006	$1,060,252	$-	$16,117,258
Advertising	1,475,923	-	-	1,475,923
Other operating expenses	1,136,778	825,211	490,270	2,452,259
Operating income (loss)	$1,998,041	$1,641,457	$(2,920,507)	$718,991

March 31, 2007
Identifiable assets	$49,045,170	$7,344,193	$5,289,680	$61,679,043

18. SUBSEQUENT EVENTS

On April 25, 2007, the corporate name of the Company was changed from “General Components, Inc. to "Hi-Tech Wealth Inc."

Item 2.	Management’s Discussion and Analysis or Plan of Operation

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “RISK FACTORS,” as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this prospectus and in conjunction with our “SELECTED CONSOLIDATED FINANCIAL DATA”:

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this prospectus. This prospectus may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “RISK FACTORS”.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission. Our significant accounting policies have not materially changed since December 31, 2006.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair−value option will have a material effect on the consolidated results or operations or financial position.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Business Overview

Hi-Tech Wealth Inc. (“we”, “us”, “our”, the “Company”, or “HTW”) was incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions, Inc. On July 7, 2004, we changed our name to General Components, Inc. and on April 25, 2007 we changed our name to Hi-Tech Wealth Inc.

After only its first year of operation in 2006, HTW, as a newly-licensed mobile phone producer, has not only successfully earned a position in the second tier of the smart phone production industry, it has also become the leader in the information security sector for production of Information Security Mobile phones (“ISM”).

In part through the formation of a strategic alliance with Acorn International Shopping Network (“Acorn”) in April 2006, the Company has explored a new market through TV channels in China. As a result of this strategic alliance, our sales volume has increased and our brand name awareness has improved.

In 2006, a total of 223,489 units of ISM were sold in China, including sales of F8 “Information Secure” smart phones exceeding 157,000 units, sales of U8 smart phones exceeding 20,000 units and sales of F88, a metallic and slide design ISM, exceeding 45,000 units.

In the three months ended March 31, 2007, a total of 51,197 units of ISM were sold in China, including sales of F8 “Information Secure” smart phones exceeding 16,000 units, sales of U8 smart phones exceeding 7,000 units and sales of F88, a metallic and slide design ISM, exceeding 25,000 units.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues. Revenues were $16,117,258 for the three months ended March 31, 2007, as compared to $6,310,029 for the same period in 2006. This significant increase is attributable to a significant increase in the volume of sales since 2006 through TV marketing channels in China resulting from our strategic alliance under the Acorn brand, combined with higher selling prices for our products.

Gross profit. Our gross margin increased from 16.0% in 2006 to 39.8% in the three months ended March 31, 2007. This significant increase is attributable to our ability to sustain higher selling prices on our products.

Gross profit was $6,414,420 in the three months ended March 31, 2007, as compared to $1,009,398 for the same period in 2006. This increase was attributable to an increase in sales volume and the improvement in gross margins on our products.

Operating income. For the three months ended March 31, 2007, operating income was $718,991 as compared to an operating income of $221,341 for the same period in 2006. This increase in operating income was due to our strategic alliance under the Acorn brand for TV shopping, which led to an increase in product sales.

In addition, the Company acquired a software company during last quarter of 2006, which also contributed $1,641,457 to operating income in the quarter ended March 31, 2007 due to the value added tax refund from the PRC Government for the software business.

The operating income, after deduction $2,279,312 of the amortization of discount on convertible notes, was $718,991.

Selling and distribution. Selling and distribution expenses were $384,401 for the three months ended March 31, 2007, as compared to $63,541 for the same period in 2006. This increase was primarily attributable to an increase in staff expenses, caused by the expansion of the sales and marketing force by the end of 2006.

Advertising. Advertising expenses were $1,475,923 for the three months ended March 31, 2007, as compared to $530,133 for the same period in 2006. This major increase was due to advertising fees paid in connection with the Acorn arrangement which was not in place in the first quarter of 2006. Furthermore, the compensation to distributors was $756,303 for the three months ended March 31, 2007, as compared to $530,133 for the same period in 2006. The increase was attributable to a growth in product sales.

Research and development. Research and development costs of $429,011 were incurred for the three months ended March 31, 2007, as compared to none for the same period in 2006.

General and administrative. General and administrative expenses were $1,638,847 for the three months ended March 31, 2007, as compared to $376,429 for the same period in 2006. This increase was primarily attributable to an increase in financial advisory fee, auditors’ fees, legal fees, salary expenses and office fees for new companies, depreciation expenses, and Directors & Officers insurance.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Increase/ (Decrease)	% Change
General and Administrative

Legal and Professional fees	$691,868	$122,289	$569,579	465.77%
Entertainment & traveling expenses	201,970	36,290	165,680	456.55%
Depreciation & amortization expense	141,931	115,970	25,961	22.39%
Salaries	232,010	27,375	204,635	747.53%
Other	371,068	74,505	296,563	398.04%
Total	$1,638,847	$376,429	$1,262,418	335.37%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, and financial advisory fee. During the three months ended March 31, 2007, the significant increase was caused by financial advisory fees and the legal fees paid in connection with the financial structuring and private placement during the period.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks throughout China.

Salaries - Increase in salaries was due to the increase in headcount from the acquisition of Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) on October 27, 2006, and the increase in the sales team to facilitate the sales strategy in near future.

Other - All other administrative expenses included office administrative expenses, rental and management fees, repairs and maintenance, insurance, stamp duty, and other. During the three months ended March 31, 2007, the significant increase was caused by the expansion of the administrative force and sales and marketing force, which increased operating costs, including rental, insurance and office expenses.

Other (expenses) income. Other expenses, net were $1,767,247 for the three months ended March 31, 2007, as compared to other income, net of $182,046 for the same period in 2006. This increase was primarily attributable to the amortization of discount of convertible notes of $2,279,312.

Moreover, there were an increase in interest expenses of $151,747 on $6,165,000 aggregate principal amount of convertible notes. Besides, a decrease in government grants and subsidies, from $379,183 of 2006 to $115,758 of the three months ended March 31, 2007 caused a significant reduction in other income. However, there is a refund of value added tax of $668,515 during the three months ended March 31, 2007. As a result, there was net other expenses of $1,767,247 for the three months ended March 31, 2007.

Discontinued operation. Net gain from discontinued operation was $63,318 for the three months ended March 31, 2007. It was generated from the disposal of HTW’s 50% interest in Beijing Mobile Communication Technology Co., Ltd (“BMCT”) to another owner of BMCT at the consideration of $64,591 and the transaction was approved by the PRC Government and consummated on March 28, 2007.

Income Taxes. Income taxes were $565,115 for the three months ended March 31, 2007, as compared to $27,362 for the same period in 2006. The increase was due to the increase pre-tax income of HTW and the contribution from BJ HTS. The Company’s effective tax rate were 15% and 24% for the three months ended March 31, 2007 and 2006, respectively, on the pre-tax income of HTW and BJ HTS under the China tax law.

Net income. Net income was $118,036 for the three months ended March 31, 2007, as compared to net income of $175,386 for the same period in 2006. This change was attributable to the factors discussed above.

For the three months ended March 31, 2007, both basic and diluted net income per share was $0.00.

Liquidity and Capital Resources

As of March 31, 2007, we had $1,142,950 of cash and cash equivalents and $14,431,925 of working capital as compared to $220,909 of cash and cash equivalents and $548,526 of working capital, respectively, at December 31, 2006. The account receivables increase to $9,423,696 in the three months ended March 31, 2007 from $3,874,442 at December 31, 2006.

There was a net outflow of cash from operations of $6,399,314 in the three months ended March 31, 2007 in comparison to $4,047,673 for the same period in 2006.

With respect to cash flow from investing, we have a net cash outflow of $565,286 in the three months ended March 31, 2007 in comparison to $115,044 for the same period in 2006, which was mainly attributable to the net increase in notes receivable of $348,495 and deposit for a long term investment of $200,000.

The cash provided by financing activities was increased to $7,687,878 in the three months ended March 31, 2007 in comparison to $4,047,528 for the same period in 2006, which was mainly attributable to the placement of Series B preferred stock $7,250,000 in February 2007.

The Company would generate funds from the operation and fund raising activities to meet the required funds in the following 12 months’ operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended March 31, 2007.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II　OTHER INFORMATION

Item 4.	Legal Proceedings

Not applicable.

Item 5.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.	Defaults Upon Senior Securities

Not applicable.

Item 7.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the first quarter ended March 31, 2007.

Item 8.	Other Information

None.

Item 9.	Exhibits

The following exhibits are furnished as part of the Quarterly Report on Form 10-QSB:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007	HI-TECH WEALTH INC.

	By:	/s/ Zhang Zhengyu
Name: Zhang Zhengyu
Title: Chief Executive Officer and Director
(Principal Executive Officer)

HI-TECH WEALTH INC.

By:	/s/ Ma Qing
Name: Ma Qing
Title: Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)