Form 10QSB
period 2007-06-30
Hi-Tech Wealth Inc.
filed 2007-08-14
CIK 1160764

    SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________________________________________________________

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x

As of August 8, 2007, there were 59,013,215 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES

CONTENTS

PAGE	3	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

PAGE	4-5	CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

PAGE	6	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

PAGES	7-9	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

PAGES	10-36	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,651,881	$184,625
Accounts receivable	18,776,324	3,874,442
Notes receivable, including current portion of long-term notes receivable of $2,446,148 and $2,652,961 at June 30, 2007 and December 31, 2006, respectively.	7,762,070	4,849,920
Inventories	6,188,207	13,455,461
Due from related parties	4,580,014	2,783,518
Deferred tax assets	932,798	1,436,624
Prepayments for goods	4,744,427	2,142,720
Other receivables, prepaid expenses, and other assets	1,477,448	492,108
Other current assets	1,088,163	112,634
Total current assets	47,201,332	29,332,052

Plant and equipment, net	15,472,742	15,274,251
Land use right, net	2,253,264	2,336,328
Deposit for investment	200,000	-
Long term investment	4,000	4,000
Other intangible assets	24,757	33,198
Goodwill	4,240,842	-
Long term assets of discontinued operations	6,485	9,673
Long-term portion of notes receivable	1,313,111	1,280,623
Deferred tax assets	41,443	53,443
Total long-term assets	23,556,644	18,991,516

TOTAL ASSETS	$70,757,976	$48,323,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,334,654	$959,459
Other payables and accrued liabilities	3,515,182	5,664,008
Short-term bank loans	1,181,800	1,152,561
Current portion of long term loans	8,311,995	8,106,343
Convertible notes, net of discount of $0 and $2,279,313 at June 30, 2007 and December 31, 2006, respectively.	165,000	3,885,687
Secured notes, net of discount of $1,048,518 at June 30, 2007	3,951,482	-
Notes payable	929,683	1,267,817
Customer deposits	6,844,206	5,402,047
Due to related parties	1,405,870	1,265,642
Other current liabilities	1,275,633	1,079,962
Total current liabilities	29,915,505	28,783,526

LONG-TERM LIABILITIES
Minority interests	19,716	1,605,934
Total long-term liabilities	19,716	1,605,934

TOTAL LIABILITIES	29,935,221	30,389,460

COMMITMENTS

SHAREHOLDERS’ EQUITY
Series B Preferred stock, stated value $50,000 per share; authorized 300 shares, 289.15 and 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	14,457,500	-
Common stock, par value $0.001 per share; authorized 280,000,000 shares, 59,013,215 and 27,999,935 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	59,013	28,000
Additional paid-in capital	20,104,845	12,624,622
Retained earnings (the restricted portion is $1,202,599 at June 30, 2007 and December 31, 2006)	4,897,674	4,590,761
Accumulated other comprehensive income	1,303,723	690,725

TOTAL SHAREHOLDERS’ EQUITY	40,822,755	17,934,108

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,757,976	$48,323,568

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES, NET	$21,510,775	$4,879,928	$38,346,415	$11,189,957

COST OF GOODS SOLD	15,246,354	3,790,567	25,642,878	9,091,198

GROSS PROFIT	6,264,421	1,089,361	12,703,537	2,098,759

Selling and distribution	1,140,947	54,322	1,523,460	115,376

Advertising	2,152,347	262,817	3,630,840	795,437

General and administrative	1,641,348	270,830	3,283,204	638,328

Research and development	377,226	-	808,072	-

INCOME FROM OPERATIONS	952,553	501,392	3,457,961	549,618

OTHER INCOME (EXPENSES)
Interest expense, net	(229,184)	(183,629)	(577,944)	(377,302)

Non cash interest expense from amortization of discount on convertible notes and secured notes	(72,130)	-	(2,351,442)	-

Government grants	111,568	2,238	227,778	381,421

Value added tax refund	168,146	-	908,010	-

Other income (expense), net	34,074	(54,779)	43,729	(58,249)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	965,027	265,222	1,708,092	495,488

INCOME TAXES	(798,178)	(892,724)	(1,364,388)	(919,843)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	166,849	(627,502)	343,704	(424,355)

MINORITY INTERESTS SHARE OF LOSS (INCOME)	-	58,713	(99,259)	39,862

INCOME (LOSS) FROM CONTINUING OPERATIONS	166,849	(568,789)	244,445	(384,493)

DISCONTINUED OPERATIONS
Gain from disposition of discontinued operations	-	-	63,833	-

Loss from operations of discontinued operations	(454)	(24,866)	(1,365)	(33,776)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(454)	(24,866)	62,468	(33,776)

NET INCOME (LOSS)	166,395	(593,655)	306,913	(418,269)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	414,234	29,626	612,998	105,732

Income tax expense related to other comprehensive income	(62,135)	(5,925)	(91,950)	(21,146)

OTHER COMPREHENSIVE INCOME, NET OF TAX	352,099	23,701	521,048	84,586

COMPREHENSIVE INCOME (LOSS)	$518,494	$(569,954)	$827,961	$(333,683)

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted average shares outstanding
- Basic	59,013,215	17,986,935	48,318,205	17,986,935
- Diluted	69,935,584	17,986,935	57,871,869	17,986,935

Income (loss) per share from continuing operations
- Basic	$0.00	$(0.03)	$0.01	$(0.02)
- Diluted	$0.00	$(0.03)	$0.00	$(0.02)

Net gain (loss) per share from discontinued operations
- Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
- Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Net income (loss) per share
- Basic	$0.00	$(0.03)	$0.01	$(0.02)
- Diluted	$0.00	$(0.03)	$0.01	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Series B Preferred Stock		Common Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Total
BALANCE, JANUARY 1, 2007	-	$-	27,999,935	$28,000	$12,624,622	$4,590,761	$690,725	$17,934,108

Issuance of Series B preferred stock in private placement	145.00	7,250,000	-	-	-	-	-	7,250,000

Conversion of convertible notes into Series B preferred stock	125.60	6,280,000	-	-	-	-	-	6,280,000

Issuance of Series B preferred stock and warrants for placement services fee	18.55	927,500	-	-	(927,500)	-	-	-

Issuance of warrants for financial advisory services	-	-	-	-	221,828	-	-	221,828

Conversion of warrants into common stock	-	-	28,013,280	28,013	(28,013)	-	-	-

Issuance of common stock for acquisition	-	-	3,000,000	3,000	6,027,000	-	-	6,030,000

Issuance of warrants with secured notes	-	-	-	-	2,186,908	-	-	2,186,908

Foreign currency translation gain	-	-	-	-	-	-	612,998	612,998

Net income	-	-	-	-	-	306,913	-	306,913

BALANCE, JUNE 30 2007	289.15	$14,457,500	59,013,215	$59,013	$20,104,845	$4,897,674	$1,303,723	$40,822,755

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$306,913	$(418,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	547,727	362,171
Amortization of discount to convertible notes and secured notes payable	2,351,442	-
Warrants issued to financial advisors	221,828	-
Deferred taxes	1,311,999	(139,896)
Minority interests’ share of net income (loss)	99,259	(39,862)

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(14,901,882)	117,056
Inventories	7,267,254	(3,290,410)
Other receivables, prepaid expenses, and other assets	108,114	(12,810)
Prepayments for goods	(2,601,707)	(180,737)
Due from employees	(346,525)	11,568
Discontinued operation	5,515	-

Increase (Decrease) In:
Accounts payable	1,375,196	(289,919)
Other payables and accrued liabilities	(906,981)	(154,753)
Due to employees	7,222	(17,544)
Taxes payable	(600,462)	(122,506)
Customer deposits	1,442,160	2,013,009
Discontinued operation	1,330	-
Net cash used in operating activities	(4,311,598)	(2,162,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(531,968)	(25,907)
Repayments of notes receivable	(2,912,150)	-
Increase in notes receivable	-	674,753
Discontinued operation	3,188	-
Deposit for a long term investment	(200,000)	-
Net cash (used in) provided by investing activities	(3,640,930)	648,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,000,538
Repayments for notes payable	(1,299,980)	-
Proceeds from issuance of Series B preferred stock	7,250,000	-
Proceeds from issuance of secured notes	4,338,287	-
Repayments from related parties	44,375,300	11,830,878
Advances to related parties	(46,031,568)	(11,343,606)
Net cash provided by financing activities	8,632,039	1,487,810

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	679,511	(26,246)

Effect of exchange rate changes on cash	787,745	176,525
Cash and cash equivalents at beginning of the period	184,625	79,703
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,651,881	$229,981

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$379,951	$373,380
Income taxes paid	$677,517	$114,509

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	For the six months ended June 30, 2007, $938,837 was transferred from other payables to notes payable.

2.
For the six months ended June 30, 2007, $6,000,000 of convertible notes with accrued interest of $280,000 through February 8, 2007 were converted into 125.6 shares of Series B preferred stock. Also see Notes 11 and 15.

3.	For the six months ended June 30, 2007, $927,500 of Series B preferred stock (18.55 shares) was issued to the placement agent for placement services for the private placement. Also see Note 15.

4.	For the six months ended June 30, 2006, $2,268,612 was transferred from construction in progress to plant and equipment.

5.
On December 28, 2006, HTW entered into an agreement to sell its 50% interest in Beijing Mobile Communication Technology Co., Ltd (“BMCT”) to another owner of BMCT for $65,106. The transaction was approved by the PRC Government and consummated on March 28, 2007. The consideration has not been received and is recorded in other receivables. Also see Note 17.

The following represents the assets and liabilities sold at the date of the disposal:

March 28, 2007
Assets	$2,871
Total assets sold	2,871

Liabilities	(325)
Total liabilities sold	(325)

Total net assets	2,546

Share percentage	50%

Net assets disposed	$1,273

Consideration	65,106

Gain on disposal	$63,833

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES (CONTINUED):

6.
For the six months ended June 30, 2007, 1,500,000 common stock warrants were issued with the issuance of $5,000,000 of Secured Notes (the “Warrants”) to the investors in a private placement, and the fair value of the Warrants was $2,186,908. The fair value amount of $1,093,454 of the Warrants was recorded as discount to the notes and is being amortized over the term of the notes. Also see Note 12.

7.
For the six months ended June 30, 2007, $661,713 of placement costs were deducted directly from the proceeds of $5,000,000 of Secured Notes and recorded as a deferred asset and is being amortized over the term of the notes. Also see Note 12.

8.
On March 27, 2007, MIL acquired from Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”), the minority owners of HTW, their remaining interest in HTW. The acquisition cost was 3,000,000 shares of the Company's common stock valued at the closing share price of $2.01 on March 27, 2007, when the transaction was approved by the PRC Government and consummated. The total stock value was $6,030,000.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

This Share Exchange transaction resulted in those shareholders obtaining a majority voting interest in GCI. Generally accepted accounting principles require that MIL retain the majority interest in a combined business be treated as the accounting acquirer. The exchange transaction has been accounted for a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”. The acquisition was accounted for as the recapitalization of MIL. Accordingly, the accompanying consolidated statements of income include the results of operations of GCI and MIL for the periods ended June 30, 2007 and MIL for the periods ended June 30, 2006.

The consideration of the reverse acquisition was measured at the net fair value of GCI as the common stock of GCI did not appear to be more indicative of fair value. As a result, no goodwill was recognized from the share exchange.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

On February 12, 2007 and March 19, 2007, MIL increased its ownership in HTW through an additional investment of $4,500,000 and $320,513 into HTW, respectively.

On March 27, 2007, MIL acquired the remaining interest from the minority interest holders of HTW for 3,000,000 shares of common stock of the Company. Thereafter, HTW become a 100% owned subsidiary of MIL. Also see Note 8.

On February 13, 2007, the Company completed a 1 for 10 reverse split of its outstanding common stock. As a result, all the amounts in the accompanying condensed consolidated financial statements for the periods ended June 30, 2007 and 2006 have been restated to give effect to the 1 for 10 reverse split. Also see Note 15.

On June 13, 2007, HTW entered into an agreement to sell its 90% interests on Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“HEP”), a 90% subsidiary of HTW, to BJ HID at the consideration of $236,360. The transaction was approved by PRC Government and consummated on July 3, 2007.

Also see Notes 2(e) and 17 for recent activity.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Hi-Tech Wealth Inc. and the following subsidiaries:

(i)	Magical Insight Investments Limited (“MIL”) (100% subsidiary of the Company).

(ii)	Beihai Hi-Tech Wealth Technology Development Co., Ltd (“HTW”) (100% subsidiary of MIL).

(iii)	Euro Asia Arbitrage Investment Limited (“Euro Asia”) (100% subsidiary of MIL).

(iv)	Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) (100% subsidiary of Euro Asia).

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b)	Concentrations

The Company had various customers in the periods ended June 30, 2007 and 2006 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	June 30, 2007	June 30, 2006	June 30, 2007	December 31, 2006

Company A	11.06%	-	-	-
Company B	7.51%	-	15.35%	-
Company C	7.50%	26.87%	10.15%	-
Company D	6.94%	-	8.63%	-
Company E	6.84%	-	-	-
Company F	-	10.83%	-	-
Company G	-	8.70%	-	-
Company H	-	5.82%	-	-
Company I	-	3.12%	-	-

The sole market of the Company is the PRC for the periods ended June 30, 2007 and 2006.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Concentrations (Continued)

The Company had various suppliers for the periods ended June 30, 2007 and 2006 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	June 30, 2007	June 30, 2006	June 30, 2007	December 31, 2006

Company A	47.67%	-	42.20%	11.25%
Company B	23.36%	88.49%	-	-
Company C	8.25%	11.45%	-	-
Company D	7.23%	-	36.23%	-
Company E	7.01%	-	-	-

Company B is a related party. Beijing Hi-Tech Wealth Electronic Products Company Limited is a company controlled by the director of MIL. Also see Notes 3 and 5.

Company C is a subsidiary, Beijing Hi-Tech Wealth Software Co., Limited, which was acquired by MIL on October 27, 2006. Also see Notes 3 and 5.

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
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

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

For the six months ended June 30, 2007 and 2006, $227,778 and $381,421 was received as grants from the PRC Government, and was recognized as other income.

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

	June 30, 2007	December 31, 2006	June 30, 2006
Period end RMB: US$ exchange rate	7.6155	7.8087	7.9956
Period average RMB: US$ exchange rate	7.7121	7.9395	8.0329

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Revenue Recognition

Revenue related to smart phone and electronic products represents the invoiced value of goods sold recognized upon the delivery of goods to customers. According to the contracts, goods delivered by the Company could be returned within 7 days, if there is any defect. The Company estimates a reserve for returns based on the amount of goods actually returned after the reporting period. No reserve was netted against revenue for the six months ended June 30, 2007 and 2006, respectively.

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

(i)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive securities are included in earnings per share in the three and six months ended June 30, 2007.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Earnings (Loss) Per Share (Continued)

Basic and diluted earning (loss) per share are calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic:
Income(loss) applicable to common shareholders	$166,395	$(593,655)	$306,913	$(418,269)

Weighted average shares outstanding during the period	59,013,215	17,986,935	48,318,205	17,986,935

Net income(loss) per share	$0.00	$(0.03)	$0.01	$(0.02)

Diluted:
Income(loss) applicable to common shareholders	$166,395	$(593,655)	$306,913	$(418,269)
Interest expense attributable to convertible notes	3,255	-	6,510	-
Diluted income(loss) applicable to common shareholders	$169,650	$(593,655)	$313,423	$(418,269)

Weighted average shares outstanding during the period	59,013,215	17,986,935	48,318,205	17,986,935
Effect of dilutive securities:
Convertible notes	267,262	-	1,047,970	-
Warrants	1,694,755	-	1,426,521	-
Series B preferred stock	8,960,352	-	7,079,173	-
Weighted average diluted shares outstanding during the period	69,935,584	17,986,935	57,871,869	17,986,935

Diluted net income(loss) per share	$0.00	$(0.03)	$0.01	$(0.02)

(j)	Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). -- AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Adoption of New Accounting Policy (Continued)

The Company files certain tax returns in China. As of June 30, 2007 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

(k)	New Accounting Pronouncements

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of SFAS No. 115. SFAS No. 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair−value option will have a material effect on the consolidated results or operations or financial position.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

3.    NOTES RECEIVABLE

Notes receivable consist of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Bank acceptable note	$-	$128,062

Notes receivable from unrelated companies:
Beihai University Garden Management Co. Ltd., due December 31, 2007	332,743	324,510
Beijing Daheng Weye Trading Co. Ltd., due December 31, 2007	131,311	-
Beijing Fulai Chengsi Investment Co. Ltd., due December 31, 2007	131,311	-
Beijing Huayujicheng Technology Co. Ltd., due December 31, 2007	336,208	-
Beijing Hi-Tech Wealth Investment Co. Ltd., due September 30, 2007	52,524	-
Beijing Yaxin Age Co. Ltd., due September 30, 2007	48,685	-
	$1,032,782	$324,510

Notes receivable from related companies:
Beijing Hi-Tech Wealth Electronic Product Co. Ltd., due December 27, 2007	2,446,148	2,652,961
Beijing Hi-Tech Wealth Electronic Product Co. Ltd., due December 27, 2008	1,313,111	1,280,623
Beijing Mobil XP Technology Co., Ltd., due December 27, 2007	1,788,641	1,744,387
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd., due June 25, 2008	2,494,499	-
	$8,042,399	$5,677,971

	$9,075,181	$6,130,543

Less: Current portion of notes receivable	(7,762,070)	(4,849,920)

Total long-term portion of notes receivable	$1,313,111	$1,280,623

Notes receivable from unrelated companies are interest-free, unsecured and all current.

Notes receivable from related companies bear interest at 5% per annum at June 30, 2007 and December 31, 2006 and are unsecured. The interest income for the six months ended June 30, 2007 and 2006 was $144,878 and $0, respectively. Also see Note 5.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

4.    INVENTORIES

Inventories consist of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$2,372,003	$11,487,668
Finished goods	3,816,204	1,967,793
Total	$6,188,207	$13,455,461

5.    DUE TO/FROM RELATED PARTIES

(I) Due From Related Parties		June 30, 2007	December 31, 2006
		(Unaudited)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a)	$2,148,386	$368,897
Beihai Hi-Tech Wealth Technology Development Co., Ltd. Shenzhen Branch	(b)	156,648	-
Beihai Hi-Tech Wealth Information Industry Co. Ltd.	(c)	338,967	15,367
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd.	(d)	617,609	949,177
Nanjing Hengzhi Communication Equipment Co. Ltd.	(e)	658,878	1,450,077
Zhejiang Hi-Tech Wealth E-Business Co., Ltd.	(f)	656,556	-
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(g)	2,970	-
Total due from related parties		$4,580,014	$2,783,518

(II) Due To Related Parties		June 30, 2007	December 31, 2006
		(Unaudited)
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd.	(d)	352,162	-
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(f)	-	256,125
Beijing Mobil XP Technology Co., Ltd.	(h)	451,255	-
Hi-Tech Wealth Holding Co. Ltd.	(i)	27,124	20,117
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(j)	575,329	491,019
Hi-Tech Wealth Group Limited	(k)	-	498,381
Total due to related parties		$1,405,870	$1,265,642

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

5.    DUE TO/FROM RELATED PARTIES (CONTINUED)

(a)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) has a common director with MIL. During the six months ended June 30, 2007 and 2006, HTW purchased raw materials and goods from BJ HEP in the amount of $5,252,305 and $10,801,227, respectively. The amounts at June 30, 2007 and December 31, 2006 represent advances and deposits paid for purchases of raw materials. The remaining balance is interest free, unsecured and has no fixed repayment term.

There was a note receivable from BJ HEP of $3,759,259 and $3,933,584 for the period ended June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, the balance is interest bearing at 5% per annum, unsecured and has fixed repayment terms of $2,446,148 and $1,313,111 on December 27, 2007 and 2008, respectively. Also see Note 3.

(b)
Beihai Hi-Tech Wealth Technology Development Co. Ltd. Shenzhen Branch (“SZ Branch”) is a branch controlled by HTW. The amount represents an advance to SZ Branch for operations. The remaining balance is interest free, unsecured and has no fixed repayment term.

(c)
Beihai Hi-Tech Wealth Information Industry Co. Ltd. (“BH HII”) has a common director with MIL. The amount represents the expenses paid on behalf of BH HII during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(d)
Hong Kong Hi-Tech Wealth Electronic Products Co., Ltd. (“HK HEP”) has a common director with MIL. The amount represents the net of advances to HK HEP and the expenses paid by HK HEP on behalf of the Company during the periods. The balances are interest free, unsecured and have no fixed repayment term.

There was a note receivable from HK HEP of $2,494,499 for the period ended June 30, 2007. At June 30, 2007, the balance is interest bearing at 5% per annum, unsecured and due on June 25, 2008. Also see Note 3.

(e)
Nanjing Hengzhi Communication Equipment Co. Ltd. (“NHC”) is controlled by a relative of a director of HTW. For the six months ended June 30, 2007 and 2006, HTW sold goods to NHC in the amount of $1,031,349 and $0. The balance at June 30, 2007 and December 31, 2006 represents the outstanding balance for the goods sold by HTW to NHC during the period ended June 30, 2007 and year ended December 31, 2006. The remaining balances are interest free, unsecured and have no fixed repayment term.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

5.    DUE TO/FROM RELATED PARTIES (CONTINUED)

(f)
Beijing Hi-Tech Wealth Investment and Development Co. Ltd. (“BJ HID”) was a minority shareholder of HTW. The amount represents the expenses paid on behalf of BJ HID during the period. The remaining balance is interest free, unsecured and has no fixed repayment term. Also see Note 10.

(g)
Zhejiang Hi-tech Wealth E-business Co., Ltd. is a company controlled by a director of the Company. The amount was an advance from BH HTW during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(h)
Beijing Mobil XP Technology Co., Ltd (“BMT”) is a company controlled by the director of MIL. During the six months ended June 30, 2007 and 2006, HTW sold goods to BMT in the amount of $0 and $1,210,787. The balances at June 30, 2007 and December 31, 2006 represent expenses paid by BMT on behalf of BJ HTS. The remaining balance is interest free, unsecured and has no fixed repayment term.

There was a note receivable from BMT of $1,788,641 and $1,744,387 for the period ended June 30, 2007 and December 31, 2006, respectively. The amount represents the net balance of sales proceeds, advance and expenses paid by BJ HTS in prior years. This balance is interest bearing at 5% per annum, unsecured and due on December 27, 2007. Also see Note 3.

(i)
Hi-Tech Wealth Holding Co. Ltd. is a company controlled by a director of MIL. The amounts at June 30, 2007 and December 31, 2006 represent an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term.

(j)
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd. (“BH HPS”) is a company controlled by a director of MIL. The amount represents the balance of sales proceeds collected by BH HPS and not yet transfer to BH HTW at the period end June 30, 2007. The remaining balance is interest free, unsecured and has no fixed repayment term.

(k)
Hi-Tech Wealth Group Limited is a company controlled by a director of MIL. The amount at December 31, 2006 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term.

(l)
Beijing Hi-Tech Wealth Software Co. Ltd. (“BJ HTS”) has a common director with MIL. On October 27, 2006, Euro Asia, a holding company of BJ HTS, was acquired by MIL and the inter-company transactions for the six months ended June 30, 2007 have been eliminated for consolidation purposes. During the six months ended June 30, 2006, HTW purchased software from BJ HTS in the amount of $1,555,032.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

6.    OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Debts issue costs	$634,519	$-
Assets of discontinued operations	30,789	36,304
Due from employees	422,855	76,330
	$1,088,163	$112,634

Also see Notes 12, 17 and 19.

7.    OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Taxes payable	$173	$600,635
Liabilities of discontinued operations	73,455	72,125
Deferred taxes	1,194,783	407,202
Due to employees	7,222	-
	$1,275,633	$1,079,962

Also see Notes 13, 17 and 19.

8.    PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
At cost:
Buildings	$13,736,113	$13,262,655
Machinery	2,780,270	2,711,482
Motor vehicles	148,304	144,635
Office equipment	327,274	245,822
Other equipment	499,369	472,024
	17,491,330	16,836,618
Less: Accumulated depreciation
Buildings	949,033	743,418
Machinery	794,983	639,740
Motor vehicles	74,712	58,400
Office equipment	116,031	86,597
Other equipment	83,829	34,212
	2,018,588	1,562,367
Plant and equipment, net	$15,472,742	$15,274,251

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

8.    PLANT AND EQUIPMENT (CONTINUED)

The net book value of buildings pledged for certain bank loans at June 30, 2007 and December 31, 2006 is $10,985,374 and $10,796,659, respectively.

Depreciation expense for the six months ended June 30, 2007 and 2006 was $457,418 and $336,842, respectively.

During the six months ended June 30, 2006, $2,268,612 of construction in progress was transferred to buildings.

9.    LAND USE RIGHT

	June 30, 2007	December 31, 2006
	(Unaudited)
Cost	$2,521,217	$2,521,217
Less: Accumulated amortization	267,953	184,889
Land use right, net	$2,253,264	$2,336,328

Amortization expense for the six months ended June 30, 2007 and 2006 is $26,383 and $25,329, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007	$26,718
2008	53,435
2009	53,435
2010	53,435
2011	53,435
Thereafter	2,012,806
Total	$2,253,264

The net book value of the land use right pledged for certain bank loans at June 30, 2007 and December 31, 2006 is $2,253,264 and $2,336,328, respectively.

10.          GOODWILL

On March 27, 2007, MIL acquired from Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”), the minority owners of HTW, their remaining interest in HTW. The acquisition cost was 3,000,000 shares of the Company's common stock valued at the closing share price of $2.01 on March 27, 2007, when the transaction was approved by the PRC Government and consummated. The total stock value was $6,030,000. Also see Notes 5 and 15.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

10.           GOODWILL (CONTINUED)

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The fair value of net assets acquired was $1,789,158, and total consideration paid was $6,030,000.  The excess of acquisition cost over the consideration paid was recognized as goodwill of $4,240,842.

11.          CONVERTIBLE NOTES

Convertible notes outstanding are as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)
Origination on September 5, 2006, outstanding principal of $165,000, due on September 5, 2007 at an interest rate of 8% per annum and accrued interest of $3,255 and $4,231 at March 31, 2007 and December 31, 2006 payable on maturity. Both principal and interest have been secured by cash proceeds of $250,000 received by General Components, Inc., a Cayman Islands company, from the disposition of the VOIP operations under an assets purchase agreement which was consummated on November 6, 2006.	$165,000	$165,000

Origination on November 1, 2006, outstanding principal of $2,000,000, net of discount of $33,831, due on May 1, 2007 at an interest rate of 24% per annum and accrued interest of $78,904 at December 31, 2006 payable on maturity. On February 8, 2007, all loans and accrued interests were converted to Series B preferred stock. Also see Note 15.	-	1,966,169

Origination on December 11, 2006, outstanding principal of $4,000,000, net of discount of $2,245,482, due on June 11, 2007 at an interest rate of 24% per annum and accrued interest of $52,603 at December 31, 2006 payable on maturity. On February 8, 2007, all loans and accrued interests were converted to Series B preferred stock. Also see Note 15.	-	1,754,518

Total convertible notes	$165,000	$3,885,687

September 5, 2006 Notes

The notes are convertible at the option of the holder, at any time on or before maturity on September 5, 2007, into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the notes is payable on the maturity date or the earlier conversion of such principal amount of the notes. For the six months ended June 30, 2007 and 2006, $6,546 and $0 was recognized as interest expense, respectively. Accrued interest payable at June 30, 2007 was $10,777.

November 1, 2006 Notes

For the six months ended June 30, 2007, interest expense was $49,096. Amortization of discount to interest expense for the six months ended June 30, 2007 amounted to $33,831.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

11.   CONVERTIBLE NOTES (CONTINUED)

December 11, 2006 Notes

For the six months ended June 30, 2007, interest expense was $99,397. Amortization of discount to interest expense for the six months ended June 30, 2007 amounted to $2,245,481.

12.      SECURED NOTES

Secured notes outstanding are as follows:

June 30, 2007
(Unaudited)
Origination on June 15, 2007, outstanding principal of $5,000,000, net of discount of $1,048,518, due on June 14, 2008 at an interest rate of 10% per annum and accrued interest of $20,548 at June 30, 2007 payable on October 2007 or maturity. Both principal and interest have been secured by four patents of intellectual properties.	$3,951,482

Total secured notes	$3,951,482

The Company sold in a private placement $5,000,000 out of $10,000,000 principal amount of 10% per annum secured notes due June 14, 2008 (“Secured Notes), with common stock purchase warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $2.50 per share (the “Warrants”), exercisable any time after June 15, 2007 through June 14, 2012.

The Secured Notes are secured by intellectual properties of solar powered mobile. According to the terms of the subscription agreement, the Company should complete the registration of the pledge on intellectual properties (the “Secured Properties”) in China within 150 days from June 15, 2007 and the issuance of remaining Secured Notes of $5,000,000 will be completed on November 11, 2007. Also see Note 19.

The Secured Properties are the patents of solar powered mobile, which are owned by BJ HID and they agreed to sell the patents to MIL under the binding term sheet entered on February 8, 2007. Also see Note 14.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

12.         SECURED NOTES (CONTINUED)

The fair value of the Warrants of $2,186,908 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.88%
Expected life of options	5 years
Expected volatility	37.28%
Expected dividend yield	0%

The fair value of the Warrants was recorded as additional paid-in capital. At June 30, 2007, due to 50% of total amount of the Secured Notes were issued, only $1,093,454 of the fair value of the Warrants was recorded as a discount to the Secured Notes and is being amortized over the term of the notes.  The balance of $1,093,454 of Warrants was recorded as prepaid expenses and will be recorded as a discount to the notes when the remaining $5,000,000 of the Secured Notes are issued. Also see Note 19.

The placement costs of $661,713 on issuance of secured notes was recorded as a debt issue costs to the notes and is being amortized over the term of the notes. Also see Note 6.

For the six months ended June 30, 2007, $72,130 of amortization of discounts on the notes was recognized as interest expense.

13.          INCOME TAXES

(a)	Corporation Income Tax (“CIT”)

In 2006, HTW applied to the local tax authority for a favourable corporate income tax rate of 15% for companies registered in the coastal economic zone of PRC, which was approved in December 2006.  As a result, the corporate income tax rate applicable to HTW was changed from 24% to 15%.

In accordance with the relevant taxation laws in the PRC, from its first profitable tax year, as a foreign investment company, HTW, is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For HTW, the first profitable year for income tax purposes as a foreign investment company was the year ended December 31, 2003 and therefore there is a 50% tax exemption from CIT for the years ended December 31, 2005 to 2007. Therefore, HTW’s actual corporate income tax rate is 7.5% for the periods ended June 30, 2007 and 2006.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

13.          INCOME TAXES (CONTINUED)

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

Income tax expense for the six months ended June 30, 2007 and 2006 are summarized as follows:

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Current:
CIT	$(52,389)	$(1,059,739)

Deferred:
CIT	$(1,311,999)	$139,896

Income tax expense	$(1,364,388)	$(919,843)

The Company’s income tax expense differs from the “expected” tax (expense) benefit for the periods ended June 30, 2007 and 2006 (computed by applying the CIT rates of 15 percent and 24 percent to income before income taxes, respectively) as follows:

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Computed “expected” (expense) benefit	$(399,598)	$(1,083,480)
Timing differences	(1,311,999)	139,896
Tax exemptions	347,209	23,741

Income tax expense	$(1,364,388)	$(919,843)

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

13.          INCOME TAXES (CONTINUED)

(a)	Corporation Income Tax (Continued)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities at June 30, 2007 and December 31, 2006 and 2005 are as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)
Deferred tax assets:
Non-current portion:	$5,523	$53,443

Current portion:
Advertising expenses	-	681,073
Sales cut-off and returns	-	483,057
Selling expenses	110,913	-
Cost of mould	7,555	-
Processing expenses	-	173,432
Administrative expenses	58,411	74,410
Research and development costs	-	7,761
Other	9,808	16,891
Subtotal	186,687	1,436,624

Total deferred tax assets	192,210	1,490,067

Deferred tax liabilities:
Current portion:
Sales cut-off	(794,781)	(407,202)
Recognition of subsidy	(34,600)	-
Over accrued selling expenses	(619,553)	-
Over accrued administrative expenses	(9,135)	-
Unrecorded interest income	(21,833)	-
Over accrued of research and development costs	(24,307)	-
Subtotal	(1,504,209)	(407,202)

Total deferred tax liabilities	(1,504,209)	(407,202)

Net deferred tax (liabilities)assets	$(1,311,999)	$1,082,865

(b)	Value Added Tax (“VAT”)

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

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

13.          INCOME TAXES (CONTINUED)

(b)	Value Added Tax (Continued)

The VAT payable of $38,990 and $1,045,926 at June 30, 2007 and December 31, 2006, respectively, is included in other payables in the accompanying condensed consolidated balance sheets.

For the six months ended June 30, 2007 and 2006, $908,010 and $0 was received as VAT refund by BJ HTS from the PRC Government, which was recognized as other income.

14.         COMMITMENTS

The Company occupies plant and office space leased from third parties. Accordingly, for the six months ended June 30, 2007 and 2006 the Company recognized rental expense for these spaces of $198,960 and $1,397, respectively.

As of June 30, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Year Ending December 31	Amount
2007	$201,449
2008	137,551
$339,000

As of June 30, 2007, the Company has outstanding commitments with respect to non-cancelable long term investment, which fall due as follows:

Year Ending December 31	Amount
2007	$800,000

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
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

15.          SHAREHOLDERS’ EQUITY

(a)	Reverse Split of Common Stock

On February 13, 2007, the Company completed a 1 for 10 reverse split of its outstanding common stock.

(b)	Asset Purchase Agreement

On February 8, 2007, the Company, MIL and Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”) entered into an Asset Purchase Agreement (the “APA”) pursuant to which MIL agreed to purchase the approximate 8% interest it didn’t already own in the registered capital of HTW, its primary operating subsidiary in the PRC in exchange for 3,000,000 shares of common stock of the Company. On March 15, 2007, the transaction was approved by the PRC Government and consummated on March 27, 2007. Also see Notes 5 and 8.

(c)	Unregistered Sales of Equity Securities

On February 8, 2007, the Company completed a $13,250,000 financing through the issuance of 265 shares of its Series B preferred stock, with a stated value of $50,000 per share, and an annual preferred dividend of 6%, to both new investors of 145 shares and holders of the $6,000,000 unsecured convertible notes (the “Notes Holders”) of 120 shares. In additions, the accrued interest of $280,000 to the Notes Holders was also converted into 5.6 shares of Series B preferred stock and issued to the Notes Holders. Then, 125.6 shares of Series B preferred stock was issued to the Notes Holders.

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

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

15.         SHAREHOLDERS’ EQUITY (CONTINUED)

(f)	Exercises on Warrants

On March 2, 2007, the former owners of MIL exercised all their warrants issued under the share exchange transaction with the Company on October 27, 2006. The Company received a total of $280 in connection with the exercise of 28,013,279 warrants. There are 56,013,215 shares of outstanding common stock after the exercise on March 2, 2007. Also see Note 16.

16.         WARRANTS

	Warrants Granted	Weighted Average Exercise Price
Outstanding as of January 1, 2006
Granted	28,713,206	$0.024
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2006	28,713,206	0.024
Granted	4,406,250	1.588
Exercised	(28,013,206)	(0.000)
Cancelled	-	-
Outstanding as of June 30, 2007	5,106,250	$1.613

(a)	Warrants Granted to Financial Advisors

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

For the six months ended June 30, 2007, $221,828 of financial advisory fee was recognized as general and administrative expense and an increase to additional paid-in capital.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

16.          WARRANTS (CONTINUED)

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

(c)	Warrants Granted to Secured notes holders

On June 15, 2007, the Company granted warrants of 1,500,000 to the secured notes holders for issuance of secured notes. The warrants are non-forfeitable and were valued at $2,186,908 using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.88%
Expected life	5 years
Expected volatility	37.28%
Expected dividend yield	0%

The fair value was recorded as an increase and decrease to additional paid-in capital.

(d)	Exercises on Warrants

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

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

17.          DISCONTINUED OPERATION

On December 28, 2006, HTW entered into an agreement to sell its 50% interests on Beijing Mobile Communication Technology Co., Ltd (“BMCT”), a 50% subsidiary of HTW, to another owner of BMCT at the consideration of $65,106. The transaction was approved by PRC Government and consummated on March 28, 2007. The consideration has not been received and recorded in other receivables.

In connection with the agreements, the business operation of BMCT were no longer operation and subsidiary of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of BMCT was presented separately as “discontinued operations”. The income from discontinued operation of $0 for the six months ended June 30, 2007 is reflected in the Company’s consolidated statement of income for the six months ended June 30, 2007.

The following represents the assets and liabilities sold at the date of the disposal:
March 28, 2007
Assets	$2,871
Total assets sold	2,871

Liabilities	(325)
Total liabilities sold	(325)

Total net assets	2,546

Share percentage	50%

Net liabilities disposed	$1,273

Consideration	65,106

Gain on disposal	$63,833

The assets and liabilities of the discontinued operation are presented separately under the captions “Assets of discontinued operation” and “liabilities of discontinued operation”, respectively, in the accompanying balance sheet at December 31, 2006.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

17.          DISCONTINUED OPERATION (CONTINUED)

The following is the unaudited pro forma net income (loss) and basic and diluted net income (loss) per share of the Company for the periods ended June 30, 2007 and 2006 assuming the sale of company was completed on January 1, 2007 and 2006, respectively.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Net income (loss)	$306,913	$(418,269)

Net income (loss) per share
- Basic	$0.01	$(0.02)
- Diluted	$0.01	$(0.02)

18.      SEGMENT INFORMATION

The Company operates two segments for the six months ended June 30, 2007. The two segments in 2007 are the development, production and distribution of mobile phone products and mobile application software within China. The software business was started from the end of 2006 after the acquisition of the software company, Beijing Hi-Tech Wealth Software Co., Ltd. The Company's segment information for 2007 is as follows:

	Smart Phone	Software	Corporate	Consolidated
Six Months Ended June 30, 2007
Revenue	$34,335,339	$4,011,076	$-	$38,346,415
Advertising	3,630,840	-	-	3,630,840
Other operating expenses	3,097,016	1,657,540	860,180	5,614,736
Operating income (loss)	$1,902,445	$3,252,382	$(3,449,769)	$1,708,092

Six Months Ended June 30, 2006
Revenue	$11,189,957	$-	$-	$11,189,957
Advertising	795,437	-	-	795,437
Other operating expenses	720,073	-	33,631	753,704
Operating income (loss)	$519,128	$-	$(33,640)	$495,488

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

18.          SEGMENT INFORMATION (CONTINUED)

	Smart Phone	Software	Corporate	Consolidated
June 30, 2007
Identifiable assets	$53,716,422	$7,910,491	$9,131,063	$70,757,976

December 31, 2006
Identifiable assets	$40,232,778	$8,090,790	$-	$48,323,568

19.      SUBSEQUENT EVENTS

(a)	Issuance of remaining $5,000,000 Secured Notes

On July 17, 2007, the notification and approved from the State Intellectual Property Office of People’s Republic of China for registration of patents regarding solar powered mobile was obtained by the Company. Subject to the Subscription Agreement, the Company issued the remaining Secured Notes of $5,000,000 to the investors on August 2, 2007. Also see Note 12.

(b)	Sale of Subsidiary

On June 13, 2007, HTW entered into an agreement to sell its 90% interests on Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“HEP”), a 90% subsidiary of HTW, to BJ HID at the consideration of $236,360. The transaction was approved by PRC Government and consummated on July 3, 2007.

The following represents the assets and liabilities sold assumed at the date of disposal:

July 3, 2007
Plant and equipment, net	$6,485
Cash and cash equivalents	30,789
Accumulated losses and other reserves	65,459
Total assets sold	102,733

Other payables	(43)
Amount due to related companies	(73,412)
Total liabilities sold	(73,455)

Total net assets sold	$29,278

Share percentage	90%

Total net assets sold	$26,350

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

19. SUBSEQUENT EVENTS (CONTINUED)

(b)	Sale of Subsidiary (Continued)

In connection with the agreements, the business operations of HEP were no longer operations and subsidiaries of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of HEP was presented separately as “discontinued operations”. The loss from discontinued operations of $454 for the period ended June 30, 2007 is reflected in the Company’s condensed consolidated statement of income for the period ended June 30, 2007.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operation” and “liabilities of discontinued operation”, respectively, in the accompanying balance sheet at June 30, 2007 and December 31, 2006.

The following is the unaudited pro forma net income (loss) and basic and diluted net income (loss) per share of the Company for the periods ended June 30, 2007 and 2006 assuming the sale of company was completed on January 1, 2007 and 2006, respectively.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Net income (loss)	$308,430	$(409,336)

Net income (loss) per share
- Basic	$0.01	$(0.02)
- Diluted	$0.01	$(0.02)

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities --Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the consolidated results or operations or financial position.

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

In the six months ended June 30, 2007, a total of 161,815 units of ISM were sold in China, including sales of existing models of ISM (F6, F8, F88, F98 and U8) exceeding 105,000 units, sales of English learning phones exceeding 44,000 units and sales of S116, the solar powered ISM, exceeding 12,000 units.

Business Outlook

In the second half 2007, the Company plans to improve the existing production lines on all different ISMs with additional cost effective features and updated designs, including a durable power, light-weight, solar power phone, to respond the market demand.

For advertising and promotion, to our knowledge, we were the first mobile phone marketer selling mobile phones through a TV marketing channel in China. Most of our competitors have followed our strategy and commenced sales through TV marketing. The agreement with Acorn expired on April 10, 2007 and we are seeking other appropriate partners to continue our strategy on TV marketing to maintain our market share.

The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company’s Annual Report on Form 10-KSB.

Results of Operations

Three months Ended June 30, 2007 Compared to Three months Ended June 30, 2006

Revenues. Revenues were $21,510,775 for the three months ended June 30, 2007, as compared to $4,879,928 for the same period in 2006. This significant increase is attributable to a significant increase in the volume of sales since 2006 through TV marketing channels in China resulting from our strategic alliance under the Acorn brand, combined with higher selling prices for our products.

Gross profit. Our gross margin increased from 22.32% in 2006 to 29.12% in the three months ended June 30, 2007. This significant increase is attributable to our ability to sustain higher selling prices on our products. Gross profit was $6,264,421 in the three months ended June 30, 2007, as compared to $1,089,361 for the same period in 2006. This increase was attributable to an increase in sales volume and the improvement in gross margins on our products.

Operating income. For the three months ended June 30, 2007, operating income was $952,553 as compared to an operating income of $501,392 for the same period in 2006. This increase in operating income was due to our strategic alliance under the Acorn brand for TV shopping, which led to an increase in product sales.

In addition, the Company acquired a software company during forth quarter of 2006, which also contributed $1,605,382 to operating income in the quarter ended June 30, 2007 due to the value added tax refund from the PRC Government for the software business.

Selling and distribution. Selling and distribution expenses were $1,140,947 for the three months ended June 30, 2007, as compared to $54,322 for the same period in 2006. This increase was primarily attributable to an increase in staff expenses, caused by the expansion of the sales and marketing force by the end of 2006.

Advertising. Advertising expenses were $2,152,347 for the three months ended June 30, 2007, as compared to $262,817 for the same period in 2006. This major increase was due to advertising fees paid in connection with the Acorn arrangement and compensation to distributors which was not in place in the first quarter of 2006. The increase was attributable to a growth in product sales.

Research and development. Research and development costs of $377,226 were incurred for the three months ended June 30, 2007, as compared to none for the same period in 2006.

General and administrative. General and administrative expenses were $1,641,348 for the three months ended June 30, 2007, as compared to $270,830 for the same period in 2006. This increase was primarily attributable to an increase in financial advisory fee, auditors’ fees, legal fees, salary expenses and office fees for new companies, depreciation expenses, and Directors & Officers insurance.

	Three months Ended June 30, 2007	Three months Ended June 30, 2006	Increase/ (Decrease)	% Change
General and Administrative
Legal and professional fees	$297,432	$34,912	$262,520	751.96%
Entertainment & traveling expenses	281,015	32,773	248,242	757.45%
Depreciation & amortization expense	144,896	125,829	19,067	15.15%
Salaries	443,452	19,575	423,877	2165.41%
Other	474,553	57,741	416,812	721.87%
Total	$1,641,348	$270,830	$1,370,518	506.05%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, and financial advisory fee. During the three months ended June 30, 2007, the significant increase was caused by financial advisory fees and the legal fees paid in connection with the financial structuring and private placement during the period.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks throughout China.

Salaries - Increase in salaries was due to the increase in headcount from the acquisition of Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) on October 27, 2006, and the increase in the sales team to facilitate the sales strategy in near future.

Other - All other administrative expenses included office administrative expenses, rental and management fees, repairs and maintenance, insurance, stamp duty, and other. During the three months ended June 30, 2007, the significant increase was caused by the expansion of the administrative force and sales and marketing force, which increased operating costs, including rental, insurance and office expenses.

Other (expenses) income. Other income, net was $12,474 for the three months ended June 30, 2007, as compared to other expenses, net of $236,170 for the same period in 2006. This increase was primarily attributable to the value added tax refund of $168,146.

Moreover, there were an increase in interest expenses of $229,184 on $9,493,795 aggregate principal amount of bank loans. Besides, a increase in government grants and subsidies, from $2,238 of 2006 to $111,568 of the three months ended June 30, 2007 caused a significant addition in other income. However, there is a refund of value added tax of $168,146 during the three months ended June 30, 2007. As a result, there was net other income of $12,474 for the three months ended June 30, 2007.

Discontinued operation. The loss from discontinued operation was $454 for the three months ended June 30, 2007. It represented the operating loss of the discontinuing operation of HTW’s 90% interest in Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“BH HEP”) to Beijing Hi-Tech Wealth Investment and Development Co., Ltd. at the consideration of $236,360 and the transaction was approved by the PRC Government and consummated on July 3, 2007.

Income taxes. Income taxes were $798,178 for the three months ended June 30, 2007, as compared to $892,724 for the same period in 2006. The decrease was due to the decrease of deferred tax liabilities and pre-tax income of HTW and the contribution from BJ HTS. The Company’s effective tax rate were 7.5% and 15% for the three months ended June 30, 2007 and 2006, respectively, on the pre-tax income of HTW and BJ HTS under the China tax law.

Net income. Net income was $166,849 for the three months ended June 30, 2007, as compared to net loss of $568,789 for the same period in 2006. This change was attributable to the factors discussed above.

For the three months ended June 30, 2007, both basic and diluted net income per share was $0.

Six months Ended June 30, 2007 Compared to Six months Ended June 30, 2006

Revenues. Revenues were $38,346,415 for the six months ended June 30, 2007, as compared to $11,189,957 for the same period in 2006. This significant increase is attributable to a significant increase in the volume of sales since 2006 through TV marketing channels in China resulting from our strategic alliance under the Acorn brand, combined with higher selling prices for our products.

Gross profit. Our gross margin increased from 18.76% in 2006 to 33.13% in the six months ended June 30, 2007. This significant increase is attributable to our ability to sustain higher selling prices on our products. Gross profit was $12,703,537 in the six months ended June 30, 2007, as compared to $2,098,759 for the same period in 2006. This increase was attributable to an increase in sales volume and the improvement in gross margins on our products.

Operating income. For the six months ended June 30, 2007, operating income was $3,457,961 as compared to an operating income of $549,618 for the same period in 2006. This increase in operating income was due to our strategic alliance under the Acorn brand for TV shopping, which led to an increase in product sales.

In addition, the Company acquired a software company during forth quarter of 2006, which also contributed $3,253,515 to operating income in the period ended June 30, 2007 due to the value added tax refund from the PRC Government for the software business.

The operating income, after deduction $2,351,442 of the amortization of discount on convertible notes and secured notes, was $1,106,521.

Selling and distribution. Selling and distribution expenses were $1,523,460 for the six months ended June 30, 2007, as compared to $115,376 for the same period in 2006. This increase was primarily attributable to an increase in staff expenses, caused by the expansion of the sales and marketing force by the end of 2006.

Advertising. Advertising expenses were $3,630,840 for the six months ended June 30, 2007, as compared to $795,437 for the same period in 2006. This major increase was due to advertising fees paid in connection with the Acorn arrangement and compensation to distributors which was not in place in the first quarter of 2006. The increase was attributable to a growth in product sales.

Research and development. Research and development costs of $808,702 were incurred for the six months ended June 30, 2007, as compared to none for the same period in 2006.

General and administrative. General and administrative expenses were $3,283,204 for the six months ended June 30, 2007, as compared to $638,328 for the same period in 2006. This increase was primarily attributable to an increase in financial advisory fee, auditors’ fees, legal fees, salary expenses and office fees for new companies, depreciation expenses, and Directors & Officers insurance.

	Six months Ended June 30, 2007	Six months Ended June 30, 2006	Increase/ (Decrease)	% Change
General and Administrative
Legal and Professional fees	$929,061	$129,307	$799,754	618.49%
Entertainment & traveling expenses	480,604	74,149	406,455	548.16%
Depreciation & amortization expense	287,347	241,430	45,917	19.02%
Salaries	684,356	59,639	624,717	1047.49%
Other	901,836	133,803	768,033	574.01%
Total	$3,283,204	$638,328	$2,644,876	414.34%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, and financial advisory fee. During the six months ended June 30, 2007, the significant increase was caused by financial advisory fees and the legal fees paid in connection with the financial structuring and private placement during the period.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks throughout China.

Salaries - Increase in salaries was due to the increase in headcount from the acquisition of Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) on October 27, 2006, and the increase in the sales team to facilitate the sales strategy in near future.

Other - All other administrative expenses included office administrative expenses, rental and management fees, repairs and maintenance, insurance, stamp duty, and other. During the six months ended June 30, 2007, the significant increase was caused by the expansion of the administrative force and sales and marketing force, which increased operating costs, including rental, insurance and office expenses.

Other (expenses) income. Other expenses, net were $1,749,869 for the six months ended June 30, 2007, as compared to other expenses, net of $54,130 for the same period in 2006. This increase was primarily attributable to the amortization of discount of convertible notes and secured notes of $2,351,442.

Moreover, there were an increase in interest expenses of $577,994 on $9,493,795 aggregate principal amount of convertible notes. Besides, a decrease in government grants and subsidies, from $381,421 of 2006 to $227,778 of the six months ended June 30, 2007 caused a significant reduction in other income. However, there is a refund of value added tax of $908,010 during the six months ended June 30, 2007. As a result, there was net other expenses of $1,749,869 for the six months ended June 30, 2007.

Discontinued operation. The gain from discontinued operation was $62,468 for the six months ended June 30, 2007. It was generated from the disposal of HTW’s 50% interest in Beijing Mobile Communication Technology Co., Ltd (“BMCT”) to another owner of BMCT at the consideration of $65,106 and the transaction was approved by the PRC Government and consummated on March 28, 2007. Besides, the operating loss of $1,365 being discontinuing operation of HTW’s 90% interest in Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“BH HEP”) to Beijing Hi-Tech Wealth Investment and Development Co., Ltd. at the consideration of $236,360 and the transaction was approved by the PRC Government and consummated on July 3, 2007.

Income Taxes. Income taxes were $1,364,388 for the six months ended June 30, 2007, as compared to $919,843 for the same period in 2006. The increase was due to the increase pre-tax income of HTW and the contribution from BJ HTS. The Company’s effective tax rate were 7.5% and 15% for the six months ended June 30, 2007 and 2006, respectively, on the pre-tax income of HTW and BJ HTS under the China tax law.

Net income. Net income was $306,913 for the six months ended June 30, 2007, as compared to net loss of $418,269 for the same period in 2006. This change was attributable to the factors discussed above.

For the six months ended June 30, 2007, both basic and diluted net income per share was $0.01.

Liquidity and Capital Resources

As of June 30, 2007, we had $1,651,881 of cash and cash equivalents and $17,285,827 of working capital as compared to $184,625 of cash and cash equivalents and $548,526 of working capital, respectively, at December 31, 2006. The account receivables increase to $18,776,324 in the six months ended June 30, 2007 from $3,874,442 at December 31, 2006.

There was a net outflow of cash from operations of $4,311,598 in the six months ended June 30, 2007 in comparison to $2,162,902 for the same period in 2006.

With respect to cash flow from investing, we have a net cash outflow of $3,640,930 in the six months ended June 30, 2007 in comparison to net cash inflow $648,846 for the same period in 2006, which was mainly attributable to the net increase in notes receivable of $2,912,150, acquisition of plant and equipment of $531,968 and deposit for a long term investment of $200,000.

The cash provided by financing activities was increased to $8,632,039 in the six months ended June 30, 2007 in comparison to $1,487,810 for the same period in 2006, which were mainly attributable to the placement of Series B preferred stock $7,250,000 in February 2007 and secured notes of $4,338,287 in June 2007.

The Company expects that it will generate sufficient funds from the operation and fund raising activities to meet the required funds in the following 12 months’ operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended June 30, 2007.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 4. Legal Proceedings

Not applicable.

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Defaults Upon Senior Securities

Not applicable.

Item 7. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the second quarter ended June 30, 2007.

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

Dated: August 14 , 2007	HI-TECH WEALTH INC.

	By:	/s/ Zhang Zhengyu

Name: Zhang Zhengyu
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

HI-TECH WEALTH INC.

	By:	/s/ Ma Qing

Name: Ma Qing
Title:	Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)