Form 10QSB
period 2007-09-30
Hi-Tech Wealth Inc.
filed 2007-11-14
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 QSB

(Mark One)

࿶	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

࿶	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

Commission file number: 000-33483

Hi-Tech Wealth Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0496645
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9th Floor, Block C, Intell-Center No. 18 Zhongguncun East Road Haidian District Beijing, China 100083
(Address of Principal Executive Offices)

+ 86 10 8260 1927
(Issuer’s Telephone Number, including area code)

Suite 1503, Sino Plaza Causeway Bay Hong Kong
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of November 10, 2007, there were 59,369,615 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

CONTENTS

PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

PAGE	3-4	CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	6-8	CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

PAGES	9-37	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2007	December 31, 2006
CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$4,215,650	$220,909
Accounts receivable	20,430,619	3,874,442
Notes receivable, including current portion of long-term notes receivable of $2,758,185 and $2,652,961 at September 30, 2007 and December 31, 2006, respectively	9,732,018	4,849,920
Inventories, net of reserve of $542,438 and $0 for slow moving inventories at September 30, 2007 and December 31, 2006, respectively	6,115,226	13,455,461
Due from related parties	1,466,150	2,783,518
Deferred tax assets	2,227,215	1,436,624
Prepayments for goods	9,849,594	2,142,720
Other receivables, prepaid expenses, and other assets	67,969	492,108
Other current assets	943,285	76,350
Total current assets	55,047,726	29,332,052

Plant and equipment, net	15,878,230	15,274,251
Land use right, net	2,240,973	2,336,328
Long term investment	4,000	4,000
Other intangible assets	20,395	33,198
Goodwill	4,240,842	-
Long term assets of discontinued operations	-	9,673
Long-term portion of notes receivable	1,331,416	1,280,623
Deferred tax assets	44,786	53,443
Total long-term assets	23,760,642	18,991,516

TOTAL ASSETS	$78,808,368	$48,323,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,943,389	$959,459
Other payables and accrued liabilities	3,908,087	5,664,008
Short-term bank loans	3,195,399	1,152,561
Current portion of long term loans	6,324,226	8,106,343
Convertible notes, net of discount of $0 and $2,279,313 at September 30, 2007 and December 31, 2006	-	3,885,687
Secured notes, net of discount of $1,683,620 at September 30, 2007	8,316,380	-
Notes payable	2,401,621	1,267,817
Customer deposits	6,197,778	5,402,047
Due to related parties	1,013,931	1,265,642
Other current liabilities	1,347,943	1,079,962
Total current liabilities	40,648,754	28,783,526

LONG-TERM LIABILITIES
Minority interests	-	1,605,934
Total long-term liabilities	-	1,605,934

TOTAL LIABILITIES	40,648,754	30,389,460

COMMITMENTS

SHAREHOLDERS’ EQUITY
Series B Preferred stock, stated value $50,000 per share; authorized 300 shares, 289.15 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	14,457,500	-
Common stock, par value $0.001 per share; authorized 280,000,000 shares, 59,369,615 and 27,999,935 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	59,370	28,000
Additional paid-in capital	20,371,420	12,624,622
Retained earnings (the restricted portion is $1,202,599 at September 30, 2007 and December 31, 2006)	1,699,018	4,590,761
Accumulated other comprehensive income	1,572,306	690,725

TOTAL SHAREHOLDERS’ EQUITY	38,159,614	17,934,108

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,808,368	$48,323,568

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES, NET	$11,600,815	$30,314,271	$49,882,145	$41,504,228

COST OF GOODS SOLD	8,401,458	18,473,952	34,286,648	27,565,150

GROSS PROFIT	3,199,357	11,840,319	15,595,497	13,939,078

Selling and distribution	1,627,476	86,556	3,144,481	201,933

Advertising	1,623,716	5,071,590	5,254,556	5,867,027

General and administrative	2,453,049	512,724	5,753,775	1,151,373

Research and development	932,568	-	1,721,620	-

(LOSS) INCOME FROM OPERATIONS	(3,437,452)	6,169,449	(278,935)	6,718,745

OTHER INCOME (EXPENSES)
Interest expense, net	(478,120)	(195,101)	(1,055,672)	(572,081)

Non cash interest expense from amortization of discount on convertible notes and secured notes	(687,338)	-	(3,038,780)	-

Government grants	95,860	70,672	323,985	452,093

Value added tax refund	199,201	-	1,107,211	-

Other income (expense), net	236,000	33,781	274,684	(24,467)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(4,071,849)	6,078,801	(2,667,507)	6,574,290

INCOME TAXES	1,141,664	(493,429)	(246,445)	(1,413,272)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(2,930,185)	5,585,372	(2,913,952)	5,161,018

MINORITY INTERESTS SHARE OF (LOSS) INCOME	-	(543,156)	(99,259)	(503,295)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,930,185)	5,042,216	(3,013,211)	4,657,723

DISCONTINUED OPERATIONS
Gain from disposition of discontinued operations	59,483	-	122,995	-

Loss from operations of discontinued operations	(162)	(8,813)	(1,527)	(42,589)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	59,321	(8,813)	121,468	(42,589)

NET (LOSS) INCOME	(2,870,864)	5,033,403	(2,891,743)	4,615,134

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	268,583	341,152	881,581	312,803

Income tax expense related to other comprehensive income	(40,287)	(81,876)	(132,237)	(75,073)

OTHER COMPREHENSIVE INCOME, NET OF TAX	228,296	259,276	749,344	237,730

COMPREHENSIVE (LOSS) INCOME	$(2,642,568)	$5,292,679	$(2,142,399)	$4,852,864

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted average shares outstanding
- Basic	59,113,937	17,986,935	51,956,327	17,986,935
- Diluted	59,113,937	17,986,935	51,956,327	17,986,935

(Loss) income per share from continuing operations
- Basic	$(0.05)	$0.28	$(0.05)	$0.26
- Diluted	$(0.05)	$0.28	$(0.05)	$0.26

Net (loss) income per share from discontinued operations
- Basic	$(0.00)	$0.00	$(0.01)	$0.00
- Diluted	$(0.00)	$0.00	$(0.01)	$0.00

Net (loss) income per share
- Basic	$(0.05)	$0.28	$(0.06)	$0.26
- Diluted	$(0.05)	$0.28	$(0.06)	$0.26

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Series B Preferred Stock		Common Stock
	Shares	P ar Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE, JANUARY 1, 2007	-	$-	27,999,935	$28,000	$12,624,622	$4,590,761	$690,725	$17,934,108

Issuance of Series B preferred stock in private placement	145.00	7,250,000	-	-	-	-	-	7,250,000

Conversion of convertible notes into Series B preferred stock	125.60	6,280,000	-	-	-	-	-	6,280,000

Issuance of Series B preferred stock and warrants for placement services fee	18.55	927,500	-	-	(927,500)	-	-	-

Issuance of warrants for financial advisory services	-	-	-	-	310,560	-	-	310,560

Conversion of warrants into common stock	-	-	28,013,280	28,013	(28,013)	-	-	-

Issuance of common stock for acquisition	-	-	3,000,000	3,000	6,027,000	-	-	6,030,000

Issuance of warrants with secured notes	-	-	-	-	2,186,908	-	-	2,186,908

Conversion of convertible notes and accrued interest into common stock	-	-	356,400	357	177,843	-	-	178,200

Foreign currency translation gain	-	-	-	-	-	-	881,581	881,581

Net loss	-	-	-	-	-	(2,891,743)	-	(2,891,743)

BALANCE, SEPTEMBER 30, 2007	289.15	$14,457,500	59,369,615	$59,370	$20,371,420	$1,699,018	$1,572,306	$38,159,614

See accompanying notes to the condensed consolidated financial statements.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,891,743)	$4,615,134
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	927,790	565,357
Amortization of discount to convertible notes and secured notes payable	3,038,780	-
Warrants issued to financial advisors	310,560	-
Provision for slow moving inventories	542,438	-
Net gain on discontinued operations	(121,467)	-
Investment loss	-	31,985
Deferred taxes	40,396	1,219,691
Minority interests’ share of net income	99,259	503,295

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(16,556,177)	1,020,110
Inventories	6,797,797	(3,615,693)
Other receivables, prepaid expenses, and other assets	424,140	(117)
Prepayments for goods	(7,706,875)	(3,271,462)
Due from employees	(139,368)	(37,227)
Discontinued operations	(221,885)	-

Increase (Decrease) In:
Accounts payable	6,983,931	(265,919)
Other payables and accrued liabilities	(127,829)	671,397
Due to employees	69,453	(17,544)
Taxes payable	(533,265)	25,011
Customer deposits	795,731	(3,669,865)
Discontinued operations	71,801	-
Net cash used in operating activities	(8,196,533)	(2,225,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(564,954)	(49,848)
Increase of notes receivable	(4,882,098)	-
Repayments in notes receivable	-	1,696,179
Discontinued operations	(7,396)	-
Proceeds from disposal of subsidiaries, net of cash disposed	263,965	-
Net cash (used in) provided by investing activities	(5,190,483)	1,646,331

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	57,785	999,609
Repayments of notes payable	(259,078)	-
Repayments of short term loan	(2,148,614)	(495,651)
Proceeds from issuance of Series B preferred stock	7,250,000	-
Proceeds from issuance of secured notes	9,016,233	-
Repayments from related parties	18,618,153	10,036,713
Advances to related parties	(17,624,092)	(10,023,118)
Net cash provided by financing activities	14,910,387	517,553

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,523,371	(61,963)

Effect of exchange rate changes on cash	2,471,370	226,767
Cash and cash equivalents at beginning of the period	220,909	79,703

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,215,650	$244,507

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$605,958	$569,582
Income taxes paid	$757,353	$171,601

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	For the nine months ended September 30, 2007, $938,837 was transferred from other payables to notes payable.

2.
For the nine months ended September 30, 2007, $6,000,000 of convertible notes with accrued interest of $280,000 through February 8, 2007 were converted into 125.6 shares of Series B preferred stock. Also see Notes 13 and 17.

3.	For the nine months ended September 30, 2007, $927,500 of Series B preferred stock (18.55 shares) was issued to the placement agent for placement services for the private placement. Also see Note 17.

4.
For the nine months ended September 30, 2007, $165,000 of convertible notes with accrued interest of $13,200 through September 5, 2007 were converted into 356,400 shares of common stock. Also see Notes 13 and 17.

5.	For the nine months ended September 30, 2006, $2,268,612 was transferred from construction in progress to plant and equipment.

6.
On December 28, 2006, HTW entered into an agreement to sell its 50% interest in Beijing Mobile Communication Technology Co., Ltd (“BMCT”) to another owner of BMCT for $65,106. The transaction was approved by the PRC Government and consummated on March 28, 2007. The consideration is recorded in other receivable and receivable before December 31, 2007. Also see Note 19.

The following represents the assets and liabilities sold at the date of the disposal:

March 28, 2007
Assets	$2,871
Total assets sold	2,871

Liabilities	(325)
Total liabilities sold	(325)

Total net assets	2,546

Share percentage	50%

Net assets disposed	$1,273

Consideration	65,106

Gain on disposal	$63,833

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES (CONTINUED):

7.
On June 13, 2007, HTW entered into an agreement to sell its 90% interests in Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“HEP”), a 90% subsidiary of HTW, to BJ HID for $237,554. The transaction was approved by PRC Government and consummated on July 3, 2007. Also see Note 19.

The following represents the assets and liabilities sold at the date of the disposal:

July 3, 2007
Plant and equipment, net	$6,575
Cash and cash equivalents	31,219
Amounts due from related companies	236,596
Total assets sold	274,390

Other payables	(43)
Amount due to related companies	(74,436)
Total liabilities sold	(74,479)

Total net assets	$199,911

Share percentage	90%

Net assets disposed	$179,920

Consideration	237,554

Gain on disposal	$57,634

8.
For the nine months ended September 30, 2007, 1,500,000 of common stock warrants were issued with the issuance of $10,000,000 of Secured Notes (the “Warrants”) to the investors in a private placement, and the fair value of the Warrants was $2,186,908. The fair value amount of $2,186,908 of the Warrants was recorded as discount to the notes and is being amortized over the term of the notes. Also see Note 14.

9.
For the nine months ended September 30, 2007, $983,767 of placement costs were deducted directly from the proceeds of $10,000,000 of Secured Notes and recorded as a deferred asset and is being amortized over the term of the notes. Also see Note 14.

10.
On March 27, 2007, MIL acquired from Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”), the minority owners of HTW, their remaining interest in HTW. The acquisition cost was 3,000,000 shares of the Company’s common stock valued at the closing share price of $2.01 on March 27, 2007, when the transaction was approved by the PRC Government and consummated. The total stock value was $6,030,000.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

This Share Exchange transaction resulted in those shareholders obtaining a majority voting interest in GCI. Generally accepted accounting principles require that MIL retain the majority interest in a combined business be treated as the accounting acquirer. The exchange transaction has been accounted for a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”. The acquisition was accounted for as the recapitalization of MIL. Accordingly, the accompanying consolidated statements of income include the results of operations of GCI and MIL for the periods ended September 30, 2007 and MIL for the periods ended September 30, 2006.

The consideration of the reverse acquisition was measured at the net fair value of GCI as the common stock of GCI did not appear to be more indicative of fair value. As a result, no goodwill was recognized from the share exchange.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

On February 13, 2007, the Company completed a 1 for 10 reverse split of its outstanding common stock. As a result, all the amounts in the accompanying condensed consolidated financial statements for the periods ended June 30, 2007 and 2006 have been restated to give effect to the 1 for 10 reverse split. Also see Note 17.

On June 13, 2007, HTW entered into an agreement to sell its 90% interests on Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“HEP”), a 90% subsidiary of HTW, to BJ HID at the consideration of $237,554. The transaction was approved by PRC Government and consummated on July 3, 2007.

Also see Note 19 for recent activity.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Hi-Tech Wealth Inc. and the following subsidiaries:

(i)	Magical Insight Investments Limited (“MIL”) (100% subsidiary of the Company).

(ii)	Beihai Hi-Tech Wealth Technology Development Co., Ltd (“HTW”) (100% subsidiary of MIL).

(iii)	Euro Asia Arbitrage Investment Limited (“Euro Asia”) (100% subsidiary of MIL).

(iv)	Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) (100% subsidiary of Euro Asia).

(v)	Beijing Hi-Tech Wealth Communication Technology Co., Limited (“BJ HCT”) (100% subsidiary of MIL).

All significant inter-company accounts and transactions have been eliminated in consolidation.

(b) Concentrations

The Company had various customers for the nine months ended September 30, 2007 and 2006 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	September 30, 2007	September 30, 2006	September 30, 2007	December 31, 2006

Company A	6.23%	-	-	-
Company B	5.01%	-	12.74%	-
Company C	3.66%	26.87%	-	-
Company D	3.20%	-	13.67%	-
Company E	3.10%	-	7.83%	-
Company F	-	6.48%	-	13.76%
Company G	-	4.63%	-	14.89%
Company H	-	4.29%	-	-
Company I	-	4.17%	-	-

The sole market of the Company is the PRC for the periods ended September 30, 2007 and 2006.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Concentrations (Continued)

The Company had various suppliers for the nine months ended September 30, 2007 and 2006 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	September 30, 2007	September 30, 2006	September 30, 2007	December 31, 2006

Company A	34.97%	-	20.10%	-
Company B	13.76%	-	-	-
Company C	4.92%	-	9.26%	-
Company D	4.86%	-	8.09%	-
Company E	1.61%	-	-	-
Company F	-	82.62%	-	-
Company G	-	15.51%	-	-
Company H	-	1.08%	-	-

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

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

For the nine months ended September 30, 2007 and 2006, $323,985 and $452,093 was received as grants from the PRC Government, and was recognized as other income.

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

	September 30, 2007	December 31, 2006	September 30, 2006
Period end RMB: US$ exchange rate	7.5108	7.8087	7.9956
Period average RMB: US$ exchange rate	7.5632	7.9395	8.0329

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Revenue Recognition

Revenue related to smart phone and electronic products represents the invoiced value of goods sold recognized upon the delivery of goods to customers. According to the contracts, goods delivered by the Company could be returned within 7 days, if there is any defect. The Company estimates a reserve for returns based on the amount of goods actually returned after the reporting period. No reserve was netted against revenue for the nine months ended September 30, 2007 and 2006, respectively.

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

(i) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive securities of 11,121,893 are not included in (loss) income per share in the three and nine months ended September 30, 2007, as their effect would be anti-dilutive.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Earnings (Loss) Per Share (Continued)

Basic and diluted (loss) income per share are calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Basic and diluted	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(Loss) income applicable to common shareholders	$(2,870,864)	$5,033,403	$(2,891,743)	$4,615,134

Weighted average shares outstanding during the period	59,113,937	17,986,935	51,956,327	17,986,935

Net (loss) income per share	$(0.05)	$0.28	$(0.06)	$0.26

(j) Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). -- AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Adoption of New Accounting Policy (Continued)

The Company files certain tax returns in China. As of September 30, 2007 the Company was not aware of any pending income tax examinations by China tax authorities. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

(k) New Accounting Pronouncements

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

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

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

3. NOTES RECEIVABLE

Notes receivable consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Bank acceptable note	$-	$128,062

Notes receivable from unrelated companies:
Beihai University Garden Management Co. Ltd., due December 31, 2007	337,381	324,510
Beijing Daheng Weye Trading Co. Ltd., due December 31, 2007	133,142	-
Hangzhou Aomedia Digital Co. Ltd., settled on October 31, 2007	1,331,415	-
Beijing Fulai Chengsi Investment Co. Ltd., due December 31, 2007	133,142	-
Beijing Huayujicheng Technology Co. Ltd., due December 31, 2007	49,364	-
Beijing Hi-Tech Wealth Investment Co. Ltd., due December 30, 2007	133,142	-
Beijing Yaxin Age Co. Ltd., due December 30, 2007	324,866	-
Jiangxi King Solar Tech Co. Ltd., due December 31, 2007	13,314	-
	2,455,766	324,510

Notes receivable from related companies:
Beijing Hi-Tech Wealth Electronic Product Co. Ltd., due December 27, 2007	2,758,185	2,652,961
Beijing Hi-Tech Wealth Electronic Product Co. Ltd., due December 27, 2008	1,331,416	1,280,623
Beijing Mobil XP Technology Co., Ltd., due December 27, 2007	1,813,574	1,744,387
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd., due June 25, 2008	2,704,493	-
	8,607,668	5,677,971

	11,063,434	6,130,543

Less: Current portion of notes receivable	(9,732,018)	(4,849,920)

Total long-term portion of notes receivable	$1,331,416	$1,280,623

Notes receivable from unrelated companies are interest-free, unsecured and all current.

Notes receivable from related companies bear interest at 5% per annum at September 30, 2007 and December 31, 2006 and are unsecured. The interest income for the nine months ended September 30, 2007 and 2006 was $252,619 and $0, respectively.

Also see Note 5 for related parties disclosures.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

4. INVENTORIES

Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$2,184,044	$11,487,668
Finished goods	4,473,620	1,967,793
	6,657,664	13,455,461
Less: Provision for slow moving inventories	(542,438)	-
Inventories, net	$6,115,226	$13,455,461

5. DUE TO/FROM RELATED PARTIES

(I) Due From Related Parties			September 30, 2007	December 31, 2006
			(Unaudited)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a	)	$-	$368,897
Beihai Hi-Tech Wealth Information Industry Co. Ltd.	(b	)	4,743	15,367
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd.	(c	)	-	949,177
Nanjing Hengzhi Communication Equipment Co. Ltd.	(d	)	691,540	1,450,077
Beijing Mobil XP Technology Co., Ltd.	(e	)	153,220	-
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(f	)	616,647	-
Total due from related parties			$1,466,150	$2,783,518

(II) Due To Related Parties			September 30, 2007	December 31, 2006
			(Unaudited)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a	)	$61,914	$-
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd.	(c	)	26,937	-
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(f	)	-	256,125
Union Perfect Ltd.	(g	)	14,898	-
Hi-Tech Wealth Holding Co. Ltd.	(h	)	244,174	20,117
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(i	)	666,008	491,019
Hi-Tech Wealth Group Limited	(j	)	-	498,381
Total due to related parties			$1,013,931	$1,265,642

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

5. DUE TO/FROM RELATED PARTIES (CONTINUED)

(a)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) has a common director with MIL. During the nine months ended September 30, 2007 and 2006, HTW purchased raw materials and goods from BJ HEP in the amount of $5,252,305 and $10,801,227, respectively. The amounts at September 30, 2007 and December 31, 2006 represent advances and deposits paid for purchases of raw materials. The remaining balance is interest free, unsecured and has no fixed repayment term.

There was a note receivable from BJ HEP of $4,089,601 and $3,933,584 for the period ended September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, the balance is interest bearing at 5% per annum, unsecured and has fixed repayment terms of $2,758,185 and $1,313,416 on December 27, 2007 and 2008, respectively. Also see Note 3.

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

There was a note receivable from HK HEP of $2,704,493 for the period ended September 30, 2007. At September 30, 2007, the balance is interest bearing at 5% per annum, unsecured and due on June 25, 2008. Also see Note 3.

(d)
Nanjing Hengzhi Communication Equipment Co. Ltd. (“NHC”) is controlled by a relative of a director of HTW. For the nine months ended September 30, 2007 and 2006, HTW sold goods to NHC in the amount of $1,168,512 and $0. The balance at September 30, 2007 and December 31, 2006 represents the outstanding balance for the goods sold by HTW to NHC during the period ended September 30, 2007 and year ended December 31, 2006. The remaining balances are interest free, unsecured and have no fixed repayment term.

(e)
Beijing Mobil XP Technology Co., Ltd (“BMT”) is a company controlled by the director of MIL. During the nine months ended September 30, 2007 and 2006, HTW sold goods to BMT in the amount of $0 and $1,210,787. The balances at September 30, 2007 and December 31, 2006 represent expenses paid by BMT on behalf of BJ HTS. The remaining balance is interest free, unsecured and has no fixed repayment term.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

5. DUE TO/FROM RELATED PARTIES (CONTINUED)

There was a note receivable from BMT of $1,813,574 and $1,744,387 for the period ended September 30, 2007 and December 31, 2006, respectively. The amount represents the net balance of sales proceeds, advance and expenses paid by BJ HTS in prior years. This balance is interest bearing at 5% per annum, unsecured and due on December 27, 2007. Also see Note 3.

(f)
Beijing Hi-Tech Wealth Investment and Development Co. Ltd. (“BJ HID”) was a minority shareholder of HTW. The amount represents the expenses paid on behalf of BJ HID during the period. The remaining balance is interest free, unsecured and has no fixed repayment term. Also see Note 10.

(g)
Union Perfect Ltd. is a company controlled by a director of MIL. The amounts at September 30, 2007 represent an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term.

(h)
Hi-Tech Wealth Holding Co. Ltd. is a company controlled by a director of MIL. The amounts at September 30, 2007 and December 31, 2006 represent an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term.

(i)
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd. (“BH HPS”) is a company controlled by a director of MIL. The amount represents the balance of sales proceeds collected by BH HPS and not yet transfer to BH HTW at the period end September 30, 2007. The remaining balance is interest free, unsecured and has no fixed repayment term.

(j)
Hi-Tech Wealth Group Limited is a company controlled by a director of MIL. The amount at December 31, 2006 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term.

(k)
Beijing Hi-Tech Wealth Software Co. Ltd. (“BJ HTS”) has a common director with MIL. On October 27, 2006, Euro Asia, a holding company of BJ HTS, was acquired by MIL and the inter-company transactions for the nine months ended September 30, 2007 have been eliminated for consolidation purposes. During the nine months ended September 30, 2006, HTW purchased software from BJ HTS in the amount of $1,555,032.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
6.  OTHER CURRENT ASSETS

Other current assets consist of the following:
	September 30, 2007	December 31, 2006
	(Unaudited)
Debts issue costs	$727,587	$-
Assets of discontinued operations	-	20
Due from employees	215,698	76,330
	$943,285	$76,350
Also see Notes 14 and 19.

7.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
	September 30, 2007	December 31, 2006
	(Unaudited)
Taxes payable	$67,369	$600,635
Liabilities of discontinued operations	-	72,125
Deferred taxes	1,211,121	407,202
Due to employees	69,453	-
	$1,347,943	$1,079,962
Also see Notes 15 and 19.

8.  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2007	December 31, 2006
At cost:	(Unaudited)
Buildings	$13,927,593	$13,262,655
Machinery	3,187,936	2,711,482
Motor vehicles	179,989	144,635
Office equipment	400,214	245,822
Other equipment	631,041	472,024
	18,326,773	16,836,618
Less: Accumulated depreciation
Buildings	1,057,056	743,418
Machinery	1,054,185	639,740
Motor vehicles	84,671	58,400
Office equipment	138,222	86,597
Other equipment	114,409	34,212
	2,448,543	1,562,367
Plant and equipment, net	$15,878,230	$15,274,251

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

8.  PLANT AND EQUIPMENT (CONTINUED)

The net book value of buildings pledged for certain bank loans at September 30, 2007 and December 31, 2006 is $11,064,369 and $10,796,659, respectively. Also see Notes 11 and 12.

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $895,546 and $527,157, respectively.

9.  LAND USE RIGHT

	September 30, 2007	December 31, 2006
	(Unaudited)
Cost	$2,521,217	$2,521,217
Less: Accumulated amortization	280,244	184,889
Land use right, net	$2,240,973	$2,336,328

Amortization expense for the nine months ended September 30, 2007 and 2006 is $32,244 and $38,200, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007	$10,748
2008	42,992
2009	42,992
2010	42,992
2011	42,992
Thereafter	2,058,257
Total	$2,240,973

The net book value of the land use right pledged for certain bank loans at September 30, 2007 and December 31, 2006 is $2,240,973 and $2,336,328, respectively. Also see Notes 11 and 12.

10. GOODWILL

On March 27, 2007, MIL acquired from Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”), the minority owners of HTW, their remaining interest in HTW. The acquisition cost was 3,000,000 shares of the Company’s common stock valued at the closing share price of $2.01 on March 27, 2007, when the transaction was approved by the PRC Government and consummated. The total stock value was $6,030,000. Also see Notes 5 and 17.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

10. GOODWILL (CONTINUED)

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The fair value of net assets acquired was $1,789,158, and total consideration paid was $6,030,000.  The excess of acquisition cost over the consideration paid was recognized as goodwill of $4,240,842.

11. SHORT-TERM DEBT

Short-term debt consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Industrial and Commercial Bank of China, Nanzhu Branch, due December 21, 2007, monthly interest only payments at 7.956% (2006: 7.956%) per annum, secured by a building and a land use right of the Company. Also see Notes 8 and 9.	$1,198,274	$1,152,561

Agricultural Bank of China, Beihai Branch, due September 10, 2008, outstanding principal of Rmb15,000,000, monthly interest only payment at 8.424% per annum, secured by building and a land use right of the Company. Also see Notes 8 and 9.	1,997,125	-

Total short-term bank loans	$3,195,399	$1,152,561

Notes payable to unrelated companies:

Beijing Yanxin Times Science & Technology Co., due November 11, 2007	$-	$38,419
Shanghai Yulin Trading Co., due November 11, 2007	-	1,024,498
Beijing HuayuJicheng Trading Co., Ltd., due November 11, 2007	-	204,900
Beijing Haidian Tri-Zhong Appliance Co., Ltd. , due December 28, 2007	351,166	-
Beijing HuayuJicheng Trading Co., Ltd., due December 28, 2007	665,707	-
Tongxiang Qinghua Hi-Tech Wealth Digital Television Research Centre, due December 28, 2007	130,479	-
Beijing Qinhua Tongren Science Co., Ltd., due December 31, 2007	159,770	-
Beijing Huajichenkemao Co., Ltd., due June 30, 2008	261,572	-
Shenzhen Nenzhiyuan Communication Equipment Co., Ltd., due June 30, 2008	133,142	-
Beijing Bowei Technological Co., Ltd., due June 30, 2008	133,142	-
Jiejian Henji WeiYe EC Co., Ltd., due June 30, 2008	51,659	-
Beijing Yuanmingyitong Technological Co., Ltd., due June 30, 2008	75,348	-
Beijing Quanwang Communication Instrument Co., Ltd., due June 30, 2008	242,586	-
Beijing Huayujicheng Trading Co., Ltd., due December 30, 2007	197,050	-

Total notes payable	2,401,621	1,267,817
Total short-term debt	$5,597,020	$2,420,378

Interest expense for the nine months ended September 30, 2007 and 2006 was $243,391 and $501,025, respectively.

Notes payable to unrelated companies are interest-free, unsecured and current.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

12. LONG-TERM BANK LOANS

At September 30, 2007 and December 31, 2006, the long-term bank loans consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Industrial and Commercial Bank of China, Nanzhu Branch, due July 31, 2007, outstanding principal of Rmb27,500,000, at an interest rate of 6.1425% (2006: 6.1425%) per annum, secured by building and a land use right of HTW. The extension of the loan to July 31, 2008 has been submitted and the Company is waiting for the approval from the bank. Also see Notes 8 and 9.	$3,661,394	$3,521,713

Industrial and Commercial Bank of China, Nanzhu Branch, due July 31, 2007, outstanding principal of Rmb20,000,000, at an interest rate of 6.1425% (2006: 6.1425%) per annum, secured by the land use right of HTW. The extension of the loan to July 31, 2008 has been submitted and the Company is waiting for the approval from the bank. Also see Note 9.	2,662,832	2,561,246

Agricultural Bank of China, Beihai Branch, due November 18, 2006, outstanding principal of Rmb15,800,000, monthly interest only payment at 11.340% after due date and 5.7645% before due date per annum, respectively, secured by a guarantee of an unrelated company. The amount was extended and repaid on September 11, 2007.	-	2,023,384

Total long-term bank loans	$6,324,226	$8,106,343

Less: Current portion	(6,324,226)	(8,106,343)

Long-term portion	$-	$-

Interest expense for the nine months ended September 30, 2007 and 2006 was $366,790 and $273,562, respectively.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

13.  CONVERTIBLE NOTES

Convertible notes outstanding are as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Origination on September 5, 2006, outstanding principal of $165,000, due on September 5, 2007 at an interest rate of 8% per annum and accrued interest of $8,969 and $4,231 at September 30, 2007 and December 31, 2006 payable on maturity. Both principal and interest have been secured by cash proceeds of $250,000 received by General Components, Inc., a Cayman Islands company, from the disposition of the VOIP operations under an assets purchase agreement which was consummated on November 6, 2006. On September 5, 2007, all loans and accrued interest were converted to common stock. Also see Note 17.	$-	$165,000

Origination on November 1, 2006, outstanding principal of $2,000,000, net of discount of $33,831, due on May 1, 2007 at an interest rate of 24% per annum and accrued interest of $78,904 at December 31, 2006 payable on maturity. On February 8, 2007, all loans and accrued interests were converted to Series B preferred stock. Also see Note 17.	-	1,966,169

Origination on December 11, 2006, outstanding principal of $4,000,000, net of discount of $2,245,482, due on June 11, 2007 at an interest rate of 24% per annum and accrued interest of $52,603 at December 31, 2006 payable on maturity. On February 8, 2007, all loans and accrued interests were converted to Series B preferred stock. Also see Note 17.	-	1,754,518

Total convertible notes	$-	$3,885,687

September 5, 2006 Notes

The notes were convertible at the option of the holder, at any time on or before maturity on September 5, 2007, into shares of the Company’s common stock at a conversion price of $0.50 per share. Interest on the notes was payable on the maturity date or the earlier conversion of such principal amount of the notes. For the nine months ended September 30, 2007 and 2006, $8,969 and $904 was recognized as interest expense, respectively.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

13.  CONVERTIBLE NOTES (CONTINUED)

November 1, 2006 Notes

For the nine months ended September 30, 2007, interest expense was $49,096. Amortization of discount to interest expense for the nine months ended September 30, 2007 amounted to $33,831.

December 11, 2006 Notes

For the nine months ended September 30, 2007, interest expense was $99,397. Amortization of discount to interest expense for the nine months ended September 30, 2007 amounted to $2,245,481.

14.  SECURED NOTES

Secured notes outstanding are as follows:

September 30, 2007
(Unaudited)
Origination on June 15, 2007, outstanding principal of $5,000,000, net of discount of $1,048,518, due on June 14, 2008 at an interest rate of 10% per annum and accrued interest of $147,945 at September 30, 2007 payable on October 2007 or maturity. Both principal and interest have been secured by four patents of intellectual properties.	$4,230,088

Origination on August 2, 2007, outstanding principal of $5,000,000, net of discount of $1,048,518, due on June 14, 2008 at an interest rate of 10% per annum and accrued interest of $82,192 at September 30, 2007 payable on October 2007 or maturity. Both principal and interest have been secured by four patents of intellectual properties.	4,086,292

Total secured notes	$8,316,380

On June 15, 2007 and August 2, 2007, the Company sold in a private placement an aggregate $10,000,000 principal amount of 10% per annum secured notes due June 14, 2008 (the “Secured Notes), with common stock purchase warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $2.50 per share (the “Warrants”), exercisable any time after June 15, 2007 through June 14, 2012.

The Secured Notes are secured by intellectual properties of solar powered mobile (the “Secured Properties”), which are the patents for solar powered mobile. The Secured Properties are owned by BJ HID and they agreed to sell the patents to MIL under the binding term sheet entered on February 8, 2007. A formal agreement is expected to be finalized before December 31, 2007. Also see Note 16.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

14. SECURED NOTES (CONTINUED)

The fair value of the Warrants of $2,186,908 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.88%
Expected life of options	5 years
Expected volatility	37.28%
Expected dividend yield	0%

The fair value of the Warrants was recorded as additional paid-in capital. At September 30, 2007, $2,186,908 of the fair value of the Warrants was recorded as a discount to the Secured Notes and is being amortized over the term of the notes.

The placement costs of $983,676 on issuance of secured notes was recorded as debt issue costs to the notes and is being amortized over the term of the notes. Also see Note 6.

For the nine months ended September 30, 2007, $503,288 of amortization of discount on the notes was recognized as interest expense.

15. INCOME TAXES

(a) Corporation Income Tax (“CIT”)

In 2006, HTW applied to the local tax authority for a favourable corporate income tax rate of 15% for companies registered in the coastal economic zone of PRC, which was approved in December 2006.  As a result, the corporate income tax rate applicable to HTW was changed from 24% to 15%.

In accordance with the relevant taxation laws in the PRC, from its first profitable tax year, as a foreign investment company, HTW, is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For HTW, the first profitable year for income tax purposes as a foreign investment company was the year ended December 31, 2003 and therefore there is a 50% tax exemption from CIT for the years ended December 31, 2005 to 2007. Therefore, HTW’s actual corporate income tax rate is 7.5% for the periods ended September 30, 2007 and 2006.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

15.  INCOME TAXES (CONTINUED)

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

BJ HCT is a newly established subsidiary of MIL, and its applicable CIT rate is 25% as this company is a foreign hi-tech enterprise authorized by the PRC Government. In addition to the local regulations for developing new technology industries offered by the Government of Beijing, it is entitled to a 100% exemption from CIT for the first 3 years and a 50% reduction of the CIT rate in the fourth to sixth year. BJ HCT is exempt from CIT for the year ending December 31, 2007.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the current applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there is still no detailed implementation rulings released, the Company adjusted deferred tax balances as of September 30, 2007 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimation method.

Income tax expense for the nine months ended September 30, 2007 and 2006 are summarized as follows:

	September 30, 2007	September 30, 2006
Current:	(Unaudited)	(Unaudited)
CIT	$(286,841)	$(193,581)

Deferred:
CIT	$40,396	$(1,219,691)

Income tax expense	$(246,445)	$(1,413,272)

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

15.  INCOME TAXES (CONTINUED)

(a) Corporation Income Tax (Continued)

The Company’s income tax expense differs from the “expected” tax (expense) benefit for the periods ended September 30, 2007 and 2006 (computed by applying the CIT rates of 15 percent and 24 percent to income before income taxes, respectively) as follows:

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Computed “expected” (expense) benefit	$(286,841)	$(1,567,608)
Timing differences	40,396	221
Tax exemptions	-	154,115

Income tax expense	$(246,445)	$(1,413,272)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities at September 30, 2007 and December 31, 2006 and 2005 are as follows:

	September 30, 2007	December 31, 2006
Deferred tax assets:	(Unaudited)
Non-current portion:	$44,786	$53,443

Current portion:
Advertising expenses	-	681,073
Sales cut-off and returns	17,909	483,057
Selling expenses	314,457	-
Cost of mould	104,790	-
Processing expenses	-	173,432
Administrative expenses	193,997	74,410
Research and development costs	8,068	7,761
Bad debt provision	375,404	-
Accumulated losses bought forward	1,199,838	-
Other	12,752	16,891
Subtotal	2,227,215	1,436,624

Total deferred tax assets	2,272,001	1,490,067

Deferred tax liabilities:
Current portion:
Sales cut-off	(1,163,467)	(407,202)
Over accrued administrative expenses	(14,449)	-
Unrecorded interest income	(33,205)	-
Subtotal	(1,211,121)	(407,202)

Total deferred tax liabilities	(1,211,121)	(407,202)

Net deferred tax (liabilities) assets	$1,060,880	$1,082,865

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

15.  INCOME TAXES (CONTINUED)

(b) Value Added Tax (Continued)

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

The VAT payable of $16,028 and $1,045,926 at September 30, 2007 and December 31, 2006, respectively, is included in other payables in the accompanying condensed consolidated balance sheets.

For the nine months ended September 30, 2007 and 2006, $1,107,211 and $0 was received as VAT refund by BJ HTS and BJ HCT from the PRC Government, which was recognized as other income.

16. COMMITMENTS

The Company occupies plant and office space leased from third parties. Accordingly, for the nine months ended September 30, 2007 and 2006 the Company recognized rental expense for these spaces of $292,307 and $2,023, respectively.

As of September 30, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Year Ending December 31	Amount
2007	$97,973
2008	57,797
$155,770

On February 8, 2007, MIL and BJ HID entered into a binding term sheet (the “Binding Term Sheet”) whereby BJ HID agreed to sell, and MIL agreed to purchase, the technology, patents and all intellectual property rights related to solar powered mobile phones owned by BJ HID for $10,000,000, which shall be payable in 10 equal installments of $1,000,000. Each such installment shall be due and payable following the sale by the Company of 100,000 solar power phones. The agreement is expected to be finalized before year end.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

17. SHAREHOLDERS’ EQUITY

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

(c) Conversion of Secured Convertible Notes

On September 5, 2007, $165,000 secured convertible notes, which were issued on September 5, 2006, and their accrued interest of $13,200 on the notes through September 5, 2007, were converted into 356,400 shares of common stock. Also see Note 13.

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

(e) Conversion of Unsecured Convertible Notes

On February 8, 2007, $6,000,000 unsecured convertible notes, which were issued on November 1, 2006 and December 11, 2006, and accrued interest of $280,000 on the notes through February 8, 2007, were converted into 125.6 shares of Series B preferred stock. Also see Note 13.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

17. SHAREHOLDERS’ EQUITY (CONTINUED)

(f) Issuance of Equity Securities for placement service

On February 8, 2007, $927,500 of Series B preferred stock was issued to the placement agent for services rendered in the private placement.

(g) Exercises of Warrants

On March 2, 2007, the former owners of MIL exercised all their warrants issued under the share exchange transaction with the Company on October 27, 2006. The Company received a total of $280 in connection with the exercise of 28,013,280 warrants. There were 56,013,215 shares of outstanding common stock after the exercise on March 2, 2007. Also see Note 18.

18. WARRANTS

	Warrants Granted	Weighted Average Exercise Price
Outstanding as of January 1, 2006
Granted	28,713,280	$0.024
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2006	28,713,280	0.024
Granted	4,406,250	1.588
Exercised	(28,013,280)	(0.000)
Cancelled	-	-
Outstanding as of September 30, 2007	5,106,250	$1.613

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

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

18. WARRANTS (CONTINUED)

(a) Warrants Granted to Financial Advisors (Continued)

For the nine months ended September 30, 2007, $310,560 of financial advisory fee was recognized as general and administrative expense and an increase to additional paid-in capital.

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

(d) Exercises of Warrants

On March 2, 2007, the former owners of MIL exercised all their warrants issued under the share exchange transaction with the Company on October 27, 2006. The Company received a total of $280 in connection with the exercise of 28,013,280 warrants. There were 56,013,215 shares of outstanding common stock after the exercise on March 2, 2007. Also see Note 17.

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

19. DISCONTINUED OPERATION

(a) Sale of Beijing Mobile Communication Technology Co., Ltd

On December 28, 2006, HTW entered into an agreement to sell its 50% interests on Beijing Mobile Communication Technology Co., Ltd (“BMCT”), a 50% subsidiary of HTW, to another owner of BMCT for $65,106. The transaction was approved by PRC Government and consummated on March 28, 2007. The consideration has not been received and recorded in other receivables.

In connection with the agreements, the business operation of BMCT were no longer operation and subsidiary of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of BMCT was presented separately as “discontinued operations”. The income from discontinued operation of $0 for the nine months ended September 30, 2007 is reflected in the Company’s consolidated statement of income for the nine months ended September 30, 2007.

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

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

19. DISCONTINUED OPERATION (CONTINUED)

(a) Sale of Beijing Mobile Communication Technology Co., Ltd (Continued)

The following is the unaudited pro forma net (loss) income and basic and diluted net loss per share of the Company for the periods ended September 30, 2007 and 2006 assuming the sale of company was completed on January 1, 2007 and 2006, respectively.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Net (loss) income	$(2,956,012)	$4,649,316

Net (loss) income per share
- Basic	$0.06	$0.26
- Diluted	$0.05	$0.26

(b) Sale of Beihai Hi-Tech Wealth Electronic Products Co., Ltd

On June 13, 2007, HTW entered into an agreement to sell its 90% interests on Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“HEP”), a 90% subsidiary of HTW, to BJ HID for $237,554. The transaction was approved by PRC Government and consummated on July 3, 2007.

The following represents the assets and liabilities sold assumed at the date of disposal:

July 3, 2007
Plant and equipment, net	$6,575
Cash and cash equivalents	31,219
Amounts due from related companies	236,596
Total assets sold	274,390

Other payables	(43)
Amount due to related companies	(74,436)
Total liabilities sold	(74,479)

Total net assets sold	$199,911

Share percentage	90%

Total net assets sold	$179,920

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

19. DISCONTINUED OPERATION (CONTINUED)

(b) Sale of Beihai Hi-Tech Wealth Electronic Products Co., Ltd (Continued)

In connection with the agreements, the business operations of HEP were no longer operations and subsidiaries of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of HEP was presented separately as “discontinued operations”. The loss from discontinued operations of $616 for the period ended September 30, 2007 is reflected in the Company’s condensed consolidated statement of income for the period ended September 30, 2007.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operation” and “liabilities of discontinued operation”, respectively, in the accompanying balance sheet at September 30, 2007 and December 31, 2006.

The following is the unaudited pro forma net (loss) income and basic and diluted net loss per share of the Company for the periods ended September 30, 2007 and 2006 assuming the sale of company was completed on January 1, 2007 and 2006, respectively.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Net (loss) income	$(2,898,098)	$4,623,541

Net (loss) income per share
- Basic	$(0.06)	$0.26
- Diluted	$(0.04)	$0.26

HI-TECH WEALTH INC.
(FORMERLY GENERAL COMPONENTS, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

20. SEGMENT INFORMATION

The Company operates two segments for the nine months ended September 30, 2007. The two segments in 2007 are the development, production and distribution of mobile phone products and mobile application software within China. The software business was started from the end of 2006 after the acquisition of the software company, Beijing Hi-Tech Wealth Software Co., Ltd. The Company’s segment information for 2007 is as follows:

	Smart Phone	Software	Corporate	Consolidated
Nine Months Ended September 30, 2007
Revenue	$43,859,261	$6,022,884	$-	$49,882,145
Advertising	4,993,043	261,513	-	5,254,556
Other operating expenses	6,122,389	3,324,234	1,173,251	10,619,874
Operating income (loss)	$(2,005,773)	$3,918,288	$(4,580,022)	$(2,667,507)

Nine Months Ended September 30, 2006
Revenue	$41,504,228	$-	$-	$41,504,208
Advertising	5,867,027	-	-	5,867,027
Other operating expenses	1,309,688	-	43,618	1,353,306
Operating income (loss)	$6,618,209	$-	$(43,919)	$6,574,290

	Smart Phone	Software	Corporate	Consolidated
September 30, 2007
Identifiable assets	$62,718,340	$10,093,783	$5,996,245	$78,808,368

December 31, 2006
Identifiable assets	$40,232,778	$8,090,790	$-	$48,323,568

Item 2. Management’s Discussion and Analysis or Plan of Operation

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “RISK FACTORS,” as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10Q-SB.:

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10Q-SB. This Quarterly Report on Form 10Q-SB may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities --Including an amendment of FASB Statement No. 115 (“FAS 159”), which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated results or operations or financial position.

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

In 2006, a total of 223,489 ISM units were sold in China, including sales of approximately 157,000 F8 “Information Secure” smart phones, sales of approximately 20,000 U8 smart phones and sales of approximately 45,000 F88 units, a metallic and slide design ISM.

In the nine months ended September 30, 2007, a total of 206,479 ISM units were sold in China, including sales of approximately 113,000 existing models of ISM, sales of approximately 60,000 special feature and English learning phones, sales of approximately 13,000 S116 units, the solar powered ISM and sales of approximately 19,000 CDMA phones.

Business Outlook

In the fourth quarter of 2007, the Company plans to improve existing production designs of all its different ISM models to be more cost effective and user-friendly, including a light weight durable, solar power phone for both GSM and CDMA models, in response to the market demands.

Regarding distribution of our products, to our knowledge, we were the first mobile phone marketer selling mobile phones through a TV marketing channel in China. Most of our competitors have now followed our strategy and commenced sales through TV marketing. Our agreement with Acorn expired on April 10, 2007 and we are seeking other appropriate partners to continue our strategy on TV marketing to maintain our market share.

The following discussion and analysis of our plan of operation should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere herein. This Quarterly Report on Form 10-QSB should also be read in conjunction with the Company’s Annual Report on Form 10-KSB.

Results of Operations

Three months Ended September 30, 2007 Compared to Three months Ended September 30, 2006

Revenues. Revenues were $11,600,815 for the three months ended September 30, 2007, as compared to $30,314,271 for the same period in 2006. This 62% decrease is owing to a delay in launching the solar powered mobile phone, declining unit sales and selling price of existing ISM models, and keen competition in the mobile industry during 2007 .

Gross profit. Our gross margin decreased slightly to 27.58% in the three months ended September 30, 2007 from 39.06% in the three months ended September 30, 2006. This decrease is attributable to price competition in the mobile phone industry. Gross profit was $3,199,357 in the three months ended September 30, 2007, as compared to $11,840,319 for the same period in 2006. This decrease was attributable to a decrease in sales volume together with the effect of lower margins.

Operating (loss) income. For the three months ended September 30, 2007, operating loss was $4,071,849 as compared to an operating income of $6,078,801 for the same period in 2006. This decrease in operating income was due to increases in operating expenses due to the publicly-reporting status of the Company combined with significant reductions in sales.

Selling and distribution. Selling and distribution expenses were $1,627,476 for the three months ended September 30, 2007, as compared to $86,556 for the same period in 2006. This increase was primarily attributable to an increase in staff expenses, caused by the expansion of the sales and marketing force following the end of 2006.

Advertising. Advertising expenses were $1,623,716 for the three months ended September 30, 2007, as compared to $5,071,590 for the same period in 2006. This major decrease was due to advertising fees paid in connection with the Acorn arrangement and compensation to the distributors which was not in place in the third quarter of 2007.

Research and development. Research and development costs of $932,568 were incurred for the three months ended September 30, 2007, as compared to none for the same period in 2006, which represent the software development costs incurred by software company acquired by the end of 2006 and the newly formed software company.

General and administrative. General and administrative expenses were $2,453,049 for the three months ended September 30, 2007, as compared to $512,724 for the same period in 2006. This increase was primarily attributable to an increase in financial advisory fees, auditors’ fees, legal fees, salary expenses and office fees for new companies, depreciation expenses, and Directors & Officers insurance.

	Three months Ended September 30, 2007	Three months Ended September 30, 2006	Increase/ (Decrease)	% Change
General and Administrative
Legal and professional fees	$1,138,701	$198,200	$940,501	474.52%
Entertainment & traveling expenses	170,524	24,506	146,018	595.85%
Depreciation & amortization expense	179,853	142,969	36,884	25.80%
Salaries	510,760	41,917	468,843	1118.50%
Other	453,211	105,132	348,079	331.09%
Total	$2,453,049	$512,724	$1,940,325	378.43%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, and financial advisory fees. During the three months ended September 30, 2007, the significant increase was caused by financial advisory fees and the legal fees paid in connection with the financial structuring and private placement completed during this period.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks throughout China.

Salaries - Increase in salaries was due to the increase in headcount from the acquisition of Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) on October 27, 2006, and the increase in the sales team to facilitate the sales strategy in the near future.

Other - All other administrative expenses included office administrative expenses, rental and management fees, repairs and maintenance, insurance, stamp duty, and other. During the three months ended September 30, 2007, the significant increase was caused by the expansion of the administrative force and sales and marketing force, which increased operating costs, including rental, insurance and office expenses.

Other expenses. Other expenses, net was $634,397 for the three months ended September 30, 2007, as compared to other expenses, net of $90,648 for the same period in 2006. This increase was primarily attributable to the amortization of discount of convertible notes and secured notes of $687,338.

Moreover, there was an increase in interest expenses of $222,634 on $9,519,625 in average bank borrowings during the period. In addition, an increase in government grants and subsidies, from $70,672 of 2006 to $95,860 in the three months ended September 30, 2007 had an effect on other income. However, there was a refund of value added tax of $199,201 during the three months ended September 30, 2007. As a result, there was net other income of $634,397 for the three months ended September 30, 2007.

Discontinued operations. The net gain from discontinued operations was $59,321 for the three months ended September 30, 2007, representing the operating loss of the discontinued operations of HTW’s 90% interest in Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“BH HEP”) to Beijing Hi-Tech Wealth Investment and Development Co., Ltd. and related consideration of $237,554. This transaction was approved by the PRC Government and consummated on July 3, 2007.

Income taxes. Income taxes refundable were $1,141,664 for the three months ended September 30, 2007, as compared to income taxes expenses of $493,429 for the same period in 2006. The decrease was due to the decrease of deferred tax liabilities and pre-tax income of HTW.

Net (loss) income. Net loss was $2,870,864 for the three months ended September 30, 2007, as compared to net income of $5,033,403 for the same period in 2006. This change was attributable to the factors discussed above.

For the three months ended September 30, 2007, basic net loss per share was $0.05.

Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

Revenues. Revenues were $49,882,145 for the nine months ended September 30, 2007, as compared to $41,504,228 for the same period in 2006. This increase is attributable to an increase in sales of the new models of mobile phones during 2007.

Gross profit. Our gross margin slightly decreased to 31.26% from 33.58% in 2006 in the three months ended September 30, 2007. This slightly decrease is attributable to overall price reduction in the mobile phone industry. Gross profit was $15,595,497 in the nine months ended September 30, 2007, as compared to $13,939,078 for the same period in 2006. This increase was attributable to an increase in sales volume due to the introduction of new products, offsetting the slight decrease in gross margins.

Operating (loss) income. For the nine months ended September 30, 2007, operating loss was $2,667,507 as compared to an operating income of $6,574,290 for the same period in 2006. This decrease in operating income was due to significant increase in non-cash amortization and discount on convertible notes and secured notes, additional expenses for fund raising and public reporting obligations.

Selling and distribution. Selling and distribution expenses were $3,144,481 for the nine months ended September 30, 2007, as compared to $201,933 for the same period in 2006. This increase was primarily attributable to an increase in staff expenses, caused by the expansion of the sales and marketing force following the end of 2006.

Advertising. Advertising expenses were $5,254,556 for the nine months ended September 30, 2007, as compared to $5,867,027 for the same period in 2006. This decrease was due to the reduction in advertising fees paid in connection with the Acorn arrangement and lower levels of compensation to the distributors.

Research and development. Research and development costs of $1,721,620 were incurred for the nine months ended September 30, 2007, as compared to none for the same period in 2006, which represent the software development costs incurred by the software company acquired by the end of 2006 and the newly formed software company.

General and administrative. General and administrative expenses were $5,753,775 for the nine months ended September 30, 2007, as compared to $1,151,373 for the same period in 2006. This increase was primarily attributable to an increase in financial advisory feeS, auditors’ fees, legal fees, salary expenses and office fees for new companies, depreciation expenses, and Directors & Officers insurance.

	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006	Increase/ (Decrease)	% Change
General and Administrative
Legal and Professional fees	$1,631,853	$251,194	$1,380,659	549.64%
Entertainment & traveling expenses	545,556	50,488	495,068	980,57%
Depreciation & amortization expense	437,247	419,755	17,492	4.17%
Salaries	1,292,295	125,707	1,166,588	928.02%
Other	1,846,824	304,229	1,542,595	507.05%
Total	$5,753,775	$1,151,373	$4,602,402	399.73%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, and financial advisory fees. During the nine months ended September 30, 2007, the significant increase was caused by financial advisory fees and the legal fees paid in connection with the financial structuring and private placement during the period.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks throughout China.

Salaries - Increase in salaries was due to the increase in headcount from the acquisition of Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) on October 27, 2006, and the increase in the sales team to facilitate the sales strategy.

Other - All other administrative expenses included office administrative expenses, rental and management fees, repairs and maintenance, insurance, stamp duty. During the nine months ended September 30, 2007, the significant increase was caused by the expansion of the administrative force and sales and marketing force, which increased operating costs, including rental, insurance and office expenses.

Other expenses. Other expenses, net were $2,388,572 for the nine months ended September 30, 2007, as compared to other expenses, net of $144,455 for the same period in 2006. This increase was primarily attributable to the amortization of discount of convertible notes and secured notes of $3,038,780.

Moreover, there was an increase in interest expenses of $483,591 on $9,519,625 in average bank borrowings during the period. Besides, a decrease in government grants and subsidies, from $452,093 of 2006 to $323,985 of the nine months ended September 30, 2007 caused a significant reduction in other income. However, there was a refund of value added tax of $1,107,211 during the nine months ended September 30, 2007. As a result, there was net other expenses of $2,388,572 for the nine months ended September 30, 2007.

Discontinued operations. The net gain from discontinued operations was $121,468 for the nine months ended September 30, 2007. It was generated from the disposal of HTW’s 50% interest in Beijing Mobile Communication Technology Co., Ltd (“BMCT”) to another owner of BMCT for $65,106, which transaction was approved by the PRC Government and consummated on March 28, 2007. In addition, an operating loss of $1,527 resulted from the disposal of discontinued operations of HTW’s 90% interest in Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“BH HEP”) to Beijing Hi-Tech Wealth Investment and Development Co., Ltd. for $237,554, which transaction was approved by the PRC Government and consummated on July 3, 2007.

Income Taxes. Income taxes were $246,445 for the nine months ended September 30, 2007, as compared to $1,413,272 for the same period in 2006. The decrease was due to the decrease of deferred tax liabilities and pre-tax income of HTW.

Net (loss) income. Net loss was $2,891,743 for the nine months ended September 30, 2007, as compared to net income of $4,615,134 for the same period in 2006. This change was attributable to the factors discussed above.

For the nine months ended September 30, 2007, basic net loss per share was $0.06.

Liquidity and Capital Resources

As of September 30, 2007, we had $4,215,650 of cash and cash equivalents and $14,398,972 of working capital as compared to $220,909 of cash and cash equivalents and $548,526 of working capital, respectively, at December 31, 2006. Accounts receivable increased to $20,430,619 at September 30, 2007 from $3,874,442 at December 31, 2006, as we entered into agreements certain preferred customers to extend the settlement period for both GSM and CDMA mobile distributors, from 90 days to 180 days, offset by an increase in accounts payable to $7,943,389 at September 30, 2007 from $959,459 at December 31, 2006. Prepayment for goods increased to $9,849,594 at September 30, 2007 from $2,142,720 at December 31, 2006, which was mainly caused by the delay shipment of ordered materials resulting from the delay in the launch of solar mobile phones in May 2007.

There was a net outflow of cash from operations of $8,196,533 in the nine months ended September 30, 2007 in comparison to $2,225,847 for the same period in 2006 caused mainly by an increase in account receivables.

With respect to cash flow from investing, we have a net cash outflow of $5,190,483 in the nine months ended September 30, 2007 in comparison to net cash inflow $1,646,331 for the same period in 2006, which was mainly attributable to the net increase in notes receivable of $4,882,098, and acquisition of plant and equipment of $564,954.

The cash provided by financing activities was increased to $14,910,387 in the nine months ended September 30, 2007 in comparison to $517,553 for the same period in 2006, which were mainly attributable to the placement of Series B preferred stock $7,250,000 in February 2007 and secured notes of $9,016,233 in June and August 2007.

The Company expects that it will generate sufficient funds from operations and fund raising activities to meet the required funds in the following 12 months’ operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended September 30, 2007.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the third quarter ended September 30, 2007.

Item 5. Other Information

Not applicable.

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

HI-TECH WEALTH INC.

Dated: November 14 , 2007	By:	/s/ Zhang Zhengyu
Name: Zhang Zhengyu Title: Chief Executive Officer and Chairman (Principal Executive Officer)

HI-TECH WEALTH INC.

By:	/s/ Ma Qing
Name: Ma Qing Title: Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)