Form 10KSB
period 2007-12-31
China Mobile Media Technology Inc.
filed 2008-05-14
CIK 1160764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____________ to _____________

Commission File No. 000-33483

CHINA MOBILE MEDIA TECHNOLOGY INC.

(Exact Name of Registrant as Specified in its Charter)
Nevada	88-0496645
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9th Floor, Block C, Intelligence-International Plaza 18, Zhongguancun East Road Haidian, Beijing PRC (Address of principal executive offices)	100083 (Zip Code)

Issuer’s telephone number, Including Area Code: +86 10 8260 1927

Securities registered under to Section 12(b) of the Act: None

Securities registered under to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of December 31, 2007 the aggregate market value of the voting and non-voting equity held by non-affiliates was approximately $28,758,507.30.

As of March 31, 2008, there were 60,935,122 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Forward-Looking Information

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Annual Report may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.

Availability of SEC Filings

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically. You may also obtain copies of the Company’s reports filed with the SEC, free of charge, on our website at http://www.htwchina.com.

ii

PART I.

ITEM 1. BUSINESS

China Mobile Media Technology Inc. ( “we”, “us”, “our”, the “Company”, or “CHMO”) was incorporated under the laws of the State of Nevada on January 14, 2000 under the name of Pro-Active Solutions Inc. On July 7, 2004, we changed our name to General Components Inc. On October 27, 2006, CHMO consummated an exchange of shares (the “Magical Share Exchange”) pursuant to a Share Exchange Agreement dated as of September 6, 2006 (the “Magical Share Exchange Agreement”)with Magical Insight Investments Ltd. (“Magical Insight”), which resulted in the acquisition by CHMO of the assets and operations of Magical Insight. Pursuant to the Magical Share Exchange Agreement, CHMO issued an aggregate of 17,986,721 shares of its common stock and warrants to purchase an additional 28,013,279 shares of its common stock in exchange for the sole outstanding share of Magical Insight. On April 25 2007, we changed our name to Hi-Tech Wealth Inc and on November 15, 2007, we changed our name to China Mobile Media Technology Inc.

Our subsidiary, Magical Insight, through its primary operating company, Beihai Hi-Tech Wealth Technology Development Company Limited (“HTW”), is a leading Chinese integrated multi-channel sales and marketing company that develops and sells proprietary branded digital mobile devices.  At the time of the Magical Share Exchange, HTW was 90% owned by Magical Insight. As a result of a subsequent capital contributions and a purchase of outstanding capital, HTW is currently 100% owned.

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

Recent Events

On March 26, 2008, the Company’s subsidiary Beijing Hi-Tech Wealth Communication Technology Development Ltd submitted registration application to the Chinese Government Intellectual Patent Agency as the new owner of 5 approved solar power technology patents to replace Beijing Hi-Tech Wealth Investment Limited. Two patent registration have been accomplished and the other three patent registration should be accomplished in short term future.

On January 11, 2008, we completed a financing through the issuance of RMB 150,000,000 (US$20,661,157) aggregate principal amount of USD-Settled Guaranteed Senior Notes due 2014 (the “Notes”) by Magical Insight pursuant to an Indenture dated January 11, 2008 (the “Indenture”) between Magical Insight, as issuer, the Company, as guarantor and The Hong Kong and Shanghai Banking Corporation, as Trustee and Collateral Agent, and the issuance by the Company of warrants to purchase an aggregate of 12,000,000 shares of common stock of the Company (the “Warrants”) to Abax Lotus Ltd. (the “Purchaser”). The Notes initially do not bear interest during the first year following their issuance and bear interest at the rate of 9.5% per annum thereafter, subject to increase by an additional 5% per annum in the event that the Company’s common stock is not listed on a recognized stock exchange by January 12, 2009. Magical Insight’s obligations under the Notes are guaranteed by the Company, and are secured by the pledge by the Company of 100% of the stock of Magical Insight, the pledge by Zhang Zhengyu, the Company’s Chief Executive Officer, of all of his equity interest in Star Cluster Incorporated, a company organized under the laws of the British Virgin Islands (“Star Cluster”), the pledge by Star Cluster of all of its equity interest in Hi-Tech Wealth Holding Limited, and the pledge of equity interests in each of Beihai Hi-Tech Wealth Technology Development Co., Ltd. and Beijing Hi-Tech Wealth Communication Technology Co., Ltd, each a wholly foreign owned enterprise formed under the laws of the People’s Republic of China. The Warrants are exercisable at any time prior to June 30, 2014 and enable the holder thereof to purchase shares of CHMO’s common stock at an exercise price of $2.00 per share (the “Exercise Price”), subject to a downward adjustment on the six month anniversary of the issuance thereof and at the expiration of each six month period thereafter if the volume weighted average closing price of the Company’s common stock for the 20-day trading period immediately prior to the reset date is less than the Exercise Price, at such lower volume weighted average closing price (the “Reset Price”), provided that such Reset Price shall not be lower than $0.80 per share. Holders of the Notes are entitled to the protection of certain customary covenants, including negative covenants generally limiting the Company’s ability to incur additional indebtedness (including pursuant to sale and leaseback transactions), prohibiting the payment of dividends on (or the repurchase of) shares of its common stock, prohibiting the incurrence of liens, limiting Magical’s ability to sell assets and enter into transactions with its affiliates, restricting the ability of Magical to enter into arrangements limiting the ability of its subsidiaries to pay dividends, and require the Company to apply the proceeds from the issuance of the Notes only to pursue multichannel sales and marketing activities in the People’s Republic of China. The Notes are mandatorily redeemable in tranches commencing on the third anniversary of the issuance date in the amounts and at the times set forth in the Indenture. In addition, Magical is obligated to make an offer to all holders of Notes to repurchase their securities in the event of a change of control, sales of significant assets or a delisting of the Company’s common stock at purchase prices of 105%, 100% and 105%, respectively, of the principal amount thereof.

The fair value of the Warrants at the issuance date will be calculated using the Black-Scholes option-pricing model.  This fair value will be recorded as a discount to the face amount of the Guaranteed Senior Notes and will be amortized over the life of the Notes.  The arrangement fee and service fee will be recorded as debt issue cost and will be amortized over the life of the Notes.

The principal shareholders of the Company have also entered into arrangements with Abax Lotus Ltd. that generally grant broad management veto rights in favor of Abax Lotus Ltd., including prohibitions on changes in senior management, the right to appoint one member of the board of directors (so long as Abax Lotus Ltd. and any of its affiliates collectively holds more than 5% of the Company’s common stock on a fully diluted basis), prohibiting the Company from entering into transactions outside of the ordinary course of business, limiting the Company’s ability to expend funds in excess of 20% of approved budget amounts and rights of first refusal and tag-along rights on sales of securities by either the Company or its current major shareholders, in each (unless otherwise indicated) so long as Abax Lotus Ltd. and any of its affiliates collectively holds at least RMB 15 million of the Notes or 3.5% of the Company’s common stock (on a fully diluted basis). In addition, the major shareholders of the Company may not transfer more than 10% of the shares of common stock they own so long as Abax Lotus Ltd. and any of its affiliates collectively holds more than 5% of the Company’s common stock on a fully diluted basis.

The Company has agreed to register the resale of the shares of common stock issuable upon exercise of the Warrants on any registration statement it files with the Securities and Exchange Commission (subject to customary exclusions). Abax Lotus Ltd. received an arrangement fee of $2,000,000 and a service fee of $150,000 in connection with the financing.

On March 14, 2008, the Company agreed to issue 6% preferred stock dividends Series B preferred stockholders of $764,373 in form of 1,415,507 shares of common stock for the year ended December 31, 2007.

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

Differentiation in the consumer needs

Our target group of mobile phone users has a special need for information security, privacy protection and social contact management (restriction). The Company first identified this need and invested in developing special software to provide a satisfactory solution to this group of customers. The Company has successfully created a market segment for information safety and has become the leader and pioneer in this market segment.

Differentiation in the products

Solar powered mobile phone is an innovative product and the first one in history. The benefit of such mobile phones either for users and environment are obvious. Since quite a long time, we see solar powered electronic calculators, but not mobile phones. This is mainly due to two reasons: a) mobile phones have much higher power consumption level than calculators do; b) the lithium (whether polymer or not) batteries used by mobile phones have restrictions on the life cycle of charging and discharging.

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

Our Products

CHMO, through HTW, is an integrated multi-channel sales and marketing company in China that develops and sells proprietary branded digital mobile devices.  HTW’s product strategy is predicated on identifying “high end” customer needs and supplying products with differentiated features specifically tailored to meet those needs.   For example, the Company’s current F8 “Information Secure” smart phone is targeted at business owners and government officials who are concerned about information security and privacy. Beihai HTW has sold over 150,000 Information Secure phones since they were launched in February 2006.  Beihai HTW’s other current products include the F88, an upgraded version of the original Information Secure phone, and the U8, a new smart phone targeted towards women, which includes many of the F8’s features along with digital music and MP3 capability.  The Company anticipates continued innovation within the smart phone market and also expects that its product offering in the future will expand beyond smart phones.

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

HTW’s off-line distribution network consists of over 1,000 exclusive distributors in over 300 cities and covers all provinces of China. This distribution network supplies over 4,000 retail stores.  The Company manages the network to eliminate conflicts among distributors and facilitate the sale of products with uniform pricing across China.  Each distributor is responsible for local advertising while benefiting from the national advertising and sponsorship provided by HTW.

We have entered into an exclusive arrangement with Shanghai Xiang Guo Wang Lu Technology Development Limited Co. and Shanghai Xiang Guo Advertising Limited for the marketing and distribution of Beihei HTW’s information secure phone, including the F8, U8 and F88 under the Acorn International brand.  In exchange for their commitment to advertise the product every day for at least three hours every day for two months, we have agreed to provide a commercial subsidy for each phone sold by Acorn through the TV advertising. The agreement expired on April 10, 2007; however, we are in negotiations regarding an extension of our commercial arrangement and at the same time are also seeking other appropriate partners to continue our strategy on TV marketing to maintain our market share. This effort was not fruitful due to the failure of the first solar powered mobile phone S116 launched in Q2/2007.

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

2002, BJ HEP awarded Microsoft’s “Year 2002 Best Co-operative Partner”
2002, Launched integrated PDA & phone developed by JV with Siemens
2002, Started development of light energy phone
2003, Beihai HTW founded; Beihai HTW cooperated with ZTE and launched first color PDA and pen-based smart phone
December 2004, F6 was launched by Beihai HTW

February 2006, Beihai HTW spin-off of software design business to Warburg Pincus to focus on core competencies
April 2006, TV shopping network relationship established by
Beihai HTW
October 2006, GCPO completes acquisition of Magical Insight and its subsidiaries, including Beihai HTW
2006, Over 160k units sold in 2006 through September by Beihai HTW

On 2007:

January 2007, HTW launched F88, the new information security phone
May 2007, HTW launched S116, the first solar powered mobile phone and L100, the English learning phone
October 2007, HTW granted the first contract with China Unicom for its model C66
2007, About 200k units sold in 2007

Our Industry

The increasing purchasing power of the Chinese consumer is a trend that should greatly benefit CHMO.  China’s GDP growth, as illustrated in the chart below, shows a strong and developing potential market for our products as increases in disposable income typically encourage Chinese consumers to purchase branded products.

The retail market for consumer products reached $834.5 billion in 2005 according to China’s National Bureau of Statistics, while growing at a compound annual growth rate (“CAGR”) of 12.7% from 1998 to 2005.  According to industry reports, China’s smart phone market grew over 100% from 2004 to 2005. In 2005, 5.2 million smart phones were sold by the industry in China, which represents 5.9% of the total mobile phone market. We believe we are well positioned to directly sell to consumers looking to buy smart phones through direct response TV and its off-line distribution network.

Mobile subscriber penetration and growth is a good indicator of demand for our products. Although China’s handset penetration rate is low compared to that of developed countries, growth in the penetration rate of handset subscribers combined with the sheer size of China’s population (1.3 billion) will continue to drive substantial unit growth.

Competition

Companies operating in the smart phone business can be grouped in three tiers. According to Pday, a third party research firm in China, Nokia and Motorola (the first tier companies) accounted for 31% and 21% market share, respectively, for the period from July 2006 to June 2007. In the second tier, there are approximately 3 companies with market share between 5-10%. The remaining companies are in the third tier and account for approximately 25% market share.

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

2002-2008 Proportion of Smart Phone Sales (Source: CCID)
(units in millions, except percentages)

	2002	2003	2004	2005	2006	2007	2008E
Smart Phone Sales	0.6	1.3	2.6	5.2	10.4	14.4	23
Total Sales	62	74	79	88	99	149	206
Proportion of Smart Phone Sales	1.0%	1.8%	3.3%	5.9%	10.5%	9.7%	11.2%

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

Employees

As of April 14, 2008, we employed approximately 242 people on a full-time basis in China. Of the total, approximately 30 were in product research and development, approximately 60 in sales and marketing, approximately 50 in quality assurance and distribution, and approximately 100 in general and administration.

Our success is highly dependent on our ability to attract and retain qualified employees. We plan to hire additional employees for marketing and sales, customer service and manufacturing and assembly as we grow our business. None of our employees are represented by a labor union and subject to collective bargaining agreements.

ITEM 1A. Risk Factors

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

Our quarterly revenue, income and other operating results have fluctuated in the past and may fluctuate significantly in the future due to a number of factors, including the following:

•	The ability of our suppliers to meet our supply requirements;

•	Competitive pressures;

•	The time required for research and development;

•	Changing design requirements resulting from rapid technology shifts; and

•	Industry trends impacting the overall end user market.

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

In 2006, this TV direct sales platform generated about 30% of our total sales. The agreement with Acorn expired on April 10, 2007; however, we are in negotiations regarding an extension of our commercial arrangement and at the same time are also seeking other appropriate partners to continue our strategy on TV marketing to maintain our market share. If we do not renegotiate such contract on mutually acceptable terms, it may have an adverse impact on our financial results. We still cooperate with TV-shopping companies, but the landscape in this area has been dramatically changed, with media cost significantly increased since the second half of 2007

The end-markets in which we operate are highly competitive and fragmented. We expect competition to intensify in the future, and if we fail to compete effectively, our business will be harmed.

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

If the quality of our products does not meet our customers’ expectations, then our sales and operating earnings, and ultimately our reputation, could be adversely affected.

Some of the new products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our distributors or end-user customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including: delays in the recognition of revenue, loss of revenue or future orders, customer-imposed penalties on us for failure to meet contractual requirements, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and brand name reputation.

In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be recalled. Depending on the nature of the defect and the number of products in the field, it can cause us to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders, and the damage to our goodwill or brand/reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that we receive from the contracts. Recalls involving regulatory agencies can also result in fines and additional costs. Finally, recalls can result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $24,733,048 and a negative cash flow from operations of $13,607,191 for the year ended December 31, 2007, and has a working capital deficiency of $1,033,683 and a retained deficit of $20,142,287 at December 31, 2007.

The company will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond March 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations. The fundraising realized on January 2008 has allowed the Company to pay back the $10,000,000 secured note and fundraising expenses, the net proceeds give the Company sufficient working capital to launch new products toward the end of the second quarter of 2008.

We became a public company through a share exchange with a non-operating public shell company, where we were the accounting acquirer and assumed all known and unknown potential liabilities of our predecessor entity.

Our September 2006 share exchange was accounted for as a reverse merger in which Magical Insight was deemed the accounting acquirer and Hi-Tech Wealth Inc. was deemed the legal acquirer. Although by December 2006, we disposed of our previous businesses and operations (other than those operated by Magical Insight), we may still be responsible for any unknown liabilities relating to those prior businesses.

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

Substantially all of our operations and assets are located in China and substantially all of our net revenues are derived from our operations in China. Accordingly, our results of operations and future prospects are subject to economic, political and social developments in China. In particular, our results of operations may be adversely affected by:

•	changes in China’s political, economic and social conditions;

•	changes in policies of the government or changes in laws and regulations, or the interpretation of laws and regulations;

•	changes in foreign exchange regulations;

•	measures that may be introduced to control inflation, such as interest rate increases; and

•	changes in the rate or method of taxation.

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

On March 16, 2007, the National People’s Congress of the PRC passed the Enterprise Income Tax Law of the People’s Republic of China, which law has taken effect as of January 1, 2008. In accordance with the new law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises such as HTW. Enterprises established prior to March 16, 2007, eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually become subject to the new tax rate over a five-year transition period starting from the date of effectiveness of the new law. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, such as HTW, to be set out in more detailed implementing rules to be adopted in the future. In addition, certain qualifying “High Technology Enterprises” may still benefit from a preferential tax rate of 15% under the new tax law if they meet the definition of “Qualifying High Technology Enterprise” to be set forth in the more detailed implementing rules when they are adopted. As a result, if HTW qualifies as a “Qualifying High Technology Enterprise”, it will continue to benefit from a preferential tax rate of 15%, subject to any transitional period rules implemented starting from January 1, 2008. Otherwise, HTW’s applicable tax rate may gradually increase from its existing rate of 15% to the unified tax rate of 25% by January 1, 2013 under the new tax law and in accordance with more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government and the timing of the issuance of such implementing regulations is currently unclear.

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

Dr. Zhang Zhengyu, our principal shareholder and chief executive officer, directly and through entities he controls, currently beneficially owns approximately [35.7]% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with only one or very few controlling shareholders. Furthermore, Dr. Zhang has the ability to control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit you.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources. Our failure to comply could adversely affect our stock price.

As a closely-held company with no prior public reporting obligations prior to our share exchange with General Components Inc. in September 2006, we had committed limited personnel and resources to the necessary development of our internal controls and systems. In connection with our fiscal year 2006 financial statement audit, our independent auditors identified various internal control deficiencies and provided us with comments and recommendations for improvement in a number of areas with respect to our internal accounting systems and disclosure controls. These areas included, among other things: segregating duties in some sales and administrative functions; the creation of formal internal controls; policies and procedures in some administrative and accounting areas; an increase in accounting department resources; finalizing documentation to our existing internal controls and systems; and improving system controls related to information and technology systems matters. While we do not believe that any of the identified internal control deficiencies will materially adversely affect our financial statements, we cannot assure you that this will be the case.

We have only recently begun to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting before the deadline, as required by Section 404 of the Sarbanes-Oxley Act, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

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

Our common stock is quoted on the Over-The-Counter Market, or on the Electronic Bulletin Board of the Over-The-Counter Market, or OTCBB. To date, there has been a limited trading market for our common stock. There is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our net revenue or income are below research analysts’ expectations;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of China-based companies.

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

Issuance of “earn-out” shares will dilute the ownership of our existing shareholders

The Share Exchange Agreement that we entered into in September of 2006 (as amended) provides for the issuance of up to an additional 80,000,000 shares of common stock to the former shareholders of Magical Insight in the event certain earnings and operational thresholds are achieved in the next 36 months. Any such issuance of shares will cause dilution in the interests of our stockholders.

Moreover, we may need to raise additional funds in the future to finance new developments or expand existing operations. If we raise additional funds through the issuance of new equity or equity-linked securities, other than on a pro rata basis to our existing stockholders, the percentage ownership of the existing stockholders may be reduced.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

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

We maintain our primary executive offices at 10th Floor, Tower C, Intelligence International Plaza, No 18 Zhongguancun East Road, Haidian District, Beijing, China which is for general and administrative services including office space, utilities and secretarial support. The following sets forth the additional properties which are used by us in connection with the operation of our business:

	Address	Expiry Date	Area in Sq. Meters	Monthly Rental US$
Beijing Office	Room 507, 5th Floor, Building C, Intelligence International Plaza, No 18 Zhongguancun East Road, Haidian District, Beijing, China 100083	February 22, 2009	86.36	$1,020

Beijing Office	Room 506, 5th Floor, Building C, Intelligence International Plaza, No 18 Zhongguancun East Road, Haidian District, Beijing, China 100083	August 27, 2008	69.59	$778

Beijing Office	9th and 10th Floor, Building C, Intelligence International Plaza, No 18 Zhongguancun East Road, Haidian District, Beijing, China 100083	March 19, 2009 & December 10, 2009	1726.36	$25,128

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the Over the Counter Bulletin Board, or OTCBB, under the symbol “CHMO” after December 26, 2007. For the period from May 2, 2007 to that day, our common stock qualified for listing on OTCBB and was listed under the symbol "HITW". For the period from February 14, 2007 to May 1, 2007, our common stock qualified for listing on OTCBB and was listed under the symbol "GCPN". For the period from October 26, 2004 to February 13, 2007, our common stock qualified for listing on the OTCBB and was listed under the symbol "GCPN”. Prior to that period of time the Company was quoted on the Pink Sheets L.L.C. under the symbol “PAVS”. The table below sets forth, for the calendar quarters indicated, the high and low prices of our common stock as reported on the OTCBB. The OTC market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

	OTC Bulletin Board
	High	Low
2007 First Quarter	$3.00	$1.00
2007 Second Quarter	$3.60	$1.75
2007 Third Quarter	$3.00	$2.25
2007 Fourth Quarter	$2.95	$0.39

	OTC Bulletin Board
	High	Low
2006 First Quarter	$17.80	$7.50
2006 Second Quarter	$7.50	$0.70
2006 Third Quarter	$1.60	$0.50
2006 Fourth Quarter	$2.30	$0.60

Holders

As of March 31, 2008, there were 60,935,122 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not currently intend to pay dividends in the future, except for preferred stockholders. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

All recent sales of unregistered securities of CHMO have been previously reported on Current Reports on Form 8-K.

Issuer Purchases of Equity Securities.

None.

Equity Compensation Plan Information

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2007, 2006 included herein, and in the opinion of management, include all adjustments necessary to present fairly the data for such periods. The historical results are not necessarily indicative of results to be expected in any future period. See the notes to the audited consolidated financial statements, as well as Management’s Discussion and Analysis or Plan of Operation included elsewhere in the prospectus for more information.

	Year Ended December 31, 2007	Year Ended December 31, 2006
STATEMENT OF OPERATIONS DATA
Revenues, net	$43,506,827	$60,097,086
Net (loss) income attributable to common stockholders	$(24,733,048)	$4,549,642
Net (loss) income per share, basic	$(0.46)	$0.23
Net (loss) income per share, diluted	$(0.46)	$0.18

	December 31, 2007	December 31, 2006
BALANCE SHEET DATA
Working (deficit) capital	$(1,033,683)	$548,526
Total current assets	$33,066,231	$29,332,052
Total current liabilities	$34,099,914	$28,783,526
Total stockholders’ equity	$16,701,870	$17,797,959

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies and Estimates

This section should be read together with the Summary of Significant Accounting Policies included as Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended 31, 2007.

Estimates affecting accounts receivable and inventories

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities (and contingent assets and liabilities). These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts receivable and inventories.

At December 31, 2007, the Company provided a $5,661,556 reserve against accounts receivable. Management’s estimate of the appropriate reserve on accounts receivable at December 31, 2007 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

At December 31, 2007, the Company provided an allowance against its inventories amounting to $1,084,001. Management’s determination of this allowance was based on potential impairments to the current carrying value of the inventories due to potential obsolescence of aged inventories. In making its estimate, management considered the probable demand for our products in the future and historical trends in the turnover of our inventories.

While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates, if customer demand for our products decreases significantly in the near future, or if the financial condition of our customers deteriorates in the near future, the Company could realize significant write downs for slow-moving inventories or uncollectible accounts receivable.

Policy affecting recognition of revenue

Among the most important accounting policies affecting our consolidated financial statements is our policy of recognizing revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104. Under this policy, all of the following criteria must be met in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;
2. Delivery has occurred or services have been rendered;
3. The seller’s price to the buyer is fixed or determinable; and
4. Collectibility is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscalyears. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the consolidated results or operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No.160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141 (R) and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder's equity section in the balance sheet; in any case, we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.
Business Overview

Business Overview

The Company operated in the mobile phone market for the second year in 2007. This year was marked by the launch of the first solar powered mobile phone S116 and a significant quality deficiency of this product.

The Solar mobile phone is a product with global appeal. Due to its complexity, this product has technical risk which interferes with the functionality of the mobile phone. Consequently, when product quality deficiencies arose, it was difficult to judge whether the deficiency was the result of software or hardware problems. The market practice is to resolve a certain number of bugs, then to market the product even if it still has some bugs. By the time the sales increase, a new version of the applicable software with fewer bugs will be used in newly sold products and in the meantime can be used to upgrade already-sold products. We have adopted the same strategy with respect to S116, but we were unable to resolve the quality problem in time to address climbing sales.

Furthermore, our Information security phones are reaching their life cycle. The unit sold is about 190,000.

Business Outlook

In 2008, the Company plans to launch several security phones with functions focusing on home security, car security and family member security.

The Company is developing a second generation solar powered mobile phone with high conversion efficiency.

On the marketing strategy, the Company is going to combine TV-shopping and on-ground distribution channels. The TV-shopping landscape in China has dramatically changed and many TV stations are providing TV shopping services, so we plan to cooperate with diversified TV-shopping services providers.

Results of Operations for the Years ended December 31, 2007 and 2006.

Revenues. Revenues were $43,506,827 for the year ended December 31, 2007, as compared to $60,097,086 for the same period in 2006. This significant decrease is attributable to the failure of S116 and ISM reaching life cycle.

Gross margin. Our gross margin decreased from 34.9% in 2006 to 15.6% in 2007. This significant decrease is attributable to the failure of solar mobile phone and information security phones reaching life cycle.

Gross profit. Gross profit was $6,800,011 in the year ended December 31, 2007, as compared to $20,947,498 for the same period in 2006. This decrease was attributable to the failure of solar powered phone and the deterioration in gross margins on our products which are reaching life cycle.

Operating income (loss). For the year ended December 31, 2007, operating income was a loss of $16,009,698 as compared to an operating income of $4,050,804 for the same period in 2006. This deterioration was due to the same reasons explained above.

Selling and distribution. Selling and distribution expenses were $2,786,511 for the year ended December 31, 2007, as compared to $356,940 for the same period in 2006. This increase was primarily attributable to an increase in the cost of the distribution channel building with the launch of solar mobile phone.

Advertising. Advertising expenses were $6,184,486 for the year ended December 31, 2007, as compared to $13,677,979 for the same period in 2006. This major decrease was due to less advertising right after solar mobile phone quality deficiency was discovered and failure to market innovative new models.

Research and development costs. Research and development costs of $862,784 were incurred for the year ended December 31, 2007, as compared to $50,885 for the same period in 2006. The increase was mostly caused by the R&D fees paid to third party design houses for solar mobile phone projects.

General and administrative. General and administrative expenses were $7,314,372 for the year ended December 31, 2007, as compared to $2,810,890 for the same period in 2006. This increase was primarily attributable to an increase in technical consultants’ fees, auditors’ fees, legal fees, salary expenses and office fees for new companies, depreciation expenses, D&O insurance, and the provision for inventory.

			Increase/	%
	2007	2006	(Decrease)	Change
General and administrative

Legal and professional fees	$2,672,377	$1,036,574	$1,635,803	158%
Entertainment & traveling expenses	311,387	203,460	107,927	53%
Depreciation expenses	651,032	457,293	193,739	42%
Managers’ salaries	413,234	-	413,234	100%
Salaries	946,040	271,606	674,434	248%
Inventory provision	1,084,001	-	1,084,001	100%
Office expense	742,342	602,421	139,921	23%
Other	493,959	239,536	254,423	106%
Total	7,314,372	2,810,890	4,503,482	160%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, testing and technical service fees for mobile phones. During 2007, the significant increase was caused by the expenses related to the launch of a new model of mobile phones and the legal and professional fees paid in connection with financings.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks over the country.

Depreciation expenses - Increase in depreciation expenses was mainly caused by the additional of building by transferring from construction in progress of $2,218,612 during 2007.

Salary - Increase in salary was due to the increase of headcount and salaries paid to management.

Inventory provision - The significant increase was occurred mostly for the components purchased for solar powered mobile phones. Due to quality deficiency on the design of the first model S116, some of these components are not entirely sure to be usable for new solar powered mobile phone models.

Bad debt provision - The significant increase is due to a provision on the Company’s accounts receivable. During 2007, the Company was forced to sell some of its information security phone inventory of old models and the Company granted credit terms to get, in return of higher sales prices. The two major purchasers were under business restructuring and the sales of these products by these two purchasers have been slow. The Company has difficulties to get payments on time and has made full provision on these two accounts receivable of $5,661,556. The Company will seek to recover them in 2008.

Other Income (Expense) - Other expenses, net were $6,121,633 for the year ended December 31, 2007, as compared to other expenses, net of $701,842 for the same period in 2006. This big increase was mainly attributable to non cash interest expense from amortization of discount on convertible notes and secured notes of $3,333,821 and non cash liquidated damages of $1,445,750.

Discontinued operations.  Net loss from discontinued operations was $1,650,030 for the year ended December 31, 2007. It consisted of the disposal of software business purchased on 2006 due to preferred income tax policy reached maturity for this company. The Company has, through its subsidiary Magical Insight, set up a new software company which has been granted the preferred income tax policy by the Chinese Authority.

Net (loss) income.  Net loss was $24,733,048 for the year ended December 31, 2007, as compared to net profit of $4,549,642 for the same period in 2006. This change was attributable to the factors discussed above.

Income Taxes

Income taxes were $852,428 for the year ended December 31, 2007, as compared to $338,877 for the same period in 2006. The increase was due to that valuation allowance $577,012 of net deferred tax assets of HTW which was proposed in 2007. The Company’s effective tax rate were 7.5% and 15% for the years ended December 31, 2007 and 2006, respectively, on the pre-tax income of Beihai HTW and HCT under the China Tax Law.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $24,733,048 and a negative cash flow from operations of $13,607,191 for the year ended December 31, 2007, and has a working capital deficiency of $1,033,683 and a retained deficit of $20,142,287 at December 31, 2007.

On February 8, 2007, the Company raised $13,250,000 in a private placement in the form of a sale of shares of Series B, convertible preferred stock (See Note 16). On January 11, 2008, MIL sold in a private placement of $20,661,157 (Rmb150,000,000) principal amount of 9.57% per annum global notes due January 10, 2014 (the “Global Notes”), with common stock purchase warrants, granted by the Company, to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Exercise Price”), exercisable any time after January 1, 2008 through June 30, 2014.

The Company will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond March 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

Overall, cash increased in 2007 by 81%, from $165,849 in 2006 to $300,224  in 2007. There was a net outflow of cash from operations of $13,607,191 in 2007 in comparison to a net inflow of $3,851,892 in 2006. With respect to cash flow from investing, we have a net cash outflow of $7,796,698 in 2007 from $5,007,366 in 2006, which was mainly attributable to the  increase in notes receivable of $5,306,521. The cash provided by financing activities was increased to $20,314,517 in 2007 versus $742,906 in 2006, which was mainly attributable to  the proceeds from secured notes and preferred stocks of $16,266,233.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Exchange Exposure

Translations

Our reporting currency is USD. The functional currency of our operating subsidiary in the PRC is RMB and our operating subsidiary also maintains its books and records in RMB. Accordingly, we are exposed to foreign currency translation effects as described in our consolidated financial statements.

Transactions

We are, to a certain extent, exposed to transaction foreign currency exposure arising from our operations in the PRC.

Our foreign currency exchange risk arises mainly from this mismatch between the currency of our sales, purchases and operating expenses. To the extent that our sales, purchases and operating expenses are not matched in exactly the same currency, we may be susceptible to foreign exchange exposure.

In addition, we also maintain a US dollars account with a financial institution for our US dollars receipts and US dollars payments. We may also incur foreign exchange gains or losses when we convert the US dollars balances into RMB.

Currently, we do not have a formal foreign currency hedging policy as our foreign exchange gains and losses in 2006 and 2007 were insignificant. Our management believes that it is more efficient for us to assess the hedging need of each transaction on a case-by-case basis. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should such need arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm.
2.	Consolidated Balance Sheets as of December 31, 2007 and 2006.
3.	Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the years ended December 31, 2007 and 2006.
4.	Consolidated Statements of Changes in Shareholders’ Equity for years ended December 31, 2007 and 2006.
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.
6.	Notes to Consolidated Financial Statements as of December 31, 2007 and 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. (we are documenting the walking test and should be able to provide shortly)

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, such disclosure controls and procedures were effective to detect the inappropriate application of US GAAP.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2007 of our disclosure procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of December 31, 2007 our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2007 and the material weaknesses described below, we believe that the consolidated financial included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:

· Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets;

· Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

· Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that complication with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”). Our assessment identified deficiencies that were determined to be material weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weaknesses described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

The specific material weaknesses identified by management as of December 31, 2007 are described as follows:

(1) Ineffective anti-fraud systems that are insufficient to assess the fraud risk in relation to internal controls over financial reporting, (2) lack of capable accounting and reporting personnel and insufficient policies and procedures for financial reporting under US GAAP.

Remediation of Material Weaknesses

The Company is in the process of developing and implementing remediation plans to address our material weaknesses. Management has taken the following actions to improve internal controls over financial reporting:

(1) Establishment of an audit committee function and relevant policies and procedures to strengthen the fraud risk assessment and anti-fraud systems and to strengthen the internal controls over financial reporting, (2) establishment of more detailed policies and procedures for the preparation of financial statements under US GAAP, (3) improvement of communication between headquarters and subsidiaries dealing with supervision over subsidiaries.

Our management anticipates remedying of these deficiencies in 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Zhang Zhengyu	50	Chairman and Chief Executive Officer of the Company and Director

Ma Qing	45	Chief Financial Officer, Treasurer and Director

Li Ming	43	Secretary, President and Director

Dai Xiaoquan	36	Director

Dr. Zhang Zhengyu, 50, has served as Chairman and Chief Executive Officer of the Company since November 2006. Dr. Zhang is founder, Chairman and Chief Executive Officer of the HTW. Prior to the incorporation of HTW-HK in 1997, Dr. Zhang was general manager of Beijing Star Technology Development Center, a technical service firm in various businesses, ranging from software design, dealer for Dell, to the design of marble cutting machines. That firm became the sole dealer in the PRC for a Hong Kong electronic dictionary manufacturer in March 1992 and became dealer for other electronic organizers in January 1995. Dr Zhang has also actively participated the public and social services. Dr. Zhang is committee member of National Committee of the Chinese People's Political Consultative Conference and the Chinese People's Political Consultative Conference Beijing Committee, and Vice President of Beijing Municipal Chamber of Commerce and China Youth Entrepreneurs Association. In 1993, Dr. Zhang has been awarded for China National Outstanding Contributions Young Professional, China Central Bureau Top 10 Outstanding Youth, and Central China Outstanding Youth Entrepreneur. Dr. Zhang obtained a Bachelor of Science (Space Science) degree from the Beijing Institute of Technology and a Ph.D. degree in artificial intelligence from Beijing University of Aeronautics & Astronautics.

Ma Qing, 45, has served as Chief Financial Officer and Treasurer of the Company since November 2006. Mr. Ma is Chief Financial Officer and a Vice President of HTW. He founded Euro Asia Arbitrage Investment Limited, a company incorporated in Hong Kong in January 1998, which was subsequently acquired by the holding company of HTW in August 2000. Prior to 1999, Mr. Ma held various management positions at the Hong Kong, Paris and Chicago offices of Dresdner Kleinwort Benson. He has many years' experience in the banking industry. Mr. Ma obtained a Bachelor of Science degree from Beijing University, a DEA (Equivalent to Master of Science) degree in Artificial Intelligence from the University of Paris and a Diplome en (Equivalent to Master of Finance) degree from Ecole Superieur de Commerce de Paris.

Li Ming, 43, has served as Secretary and President of the Company since November 2006. Ms. Li is a founder, Chief Operating Officer, Director and President of HTW. Prior to joining HTW in October 1998, Ms. Li was General Manageress of Hong Kong Representative Office of Beijing Star Technology Development Center. Ms. Li has also worked as an instructor of Communication for Officer of the People's Liberation Army during 1977 to 1993. Ms. Li has also actively participated the public and social services. Ms. Li is committee member of the Beihai Committee of Chinese People's Political Consultative Conference and All-China Federation of Youth, and also a Standing Committee member of Guangxi Municipal Chamber of Commerce and Central Bureau Federation of Youth. Ms. Li holds an MBA degree from Murdoch University of Australia.

Dai Xiaoquan, 36, has served as a Director of the Company since October 2007. Mr. Dai was Chief Executive Officer of Cellon, a leading mobile phone design house, from 2002 to now. Prior to that, he served as General Manager of Infrastructure Business of Capitel Group, supervising 200 people, from 2001 to 2002. He worked as senior manager in wireless R&D of Huawei technologies, a Chinese telecom giant, supervising 300 engineers from 2000 to 2001. Mr. Dai began his career in the mobile phone sector from Nokia China as project manager from 1996 to 2000 and spent about 2 years in Finland as Project Manager at Nokia China R&D Department, supervising 10 engineers. Mr. Dai has a masters degree in engineering from Beijing University of Posts & Telecommunications (BUPT) .

Code of Ethics

In March 2005, we adopted a Code of Ethics and Business Conduct and Insider Trading Policy (“Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of such Code is incorporated by reference as Exhibit 14.1 to this annual report. A copy of the Code will be made available to any stockholder, free of charge, upon written request to us at 10th Floor, Tower C, Intelligence International Plaza, 18 Zhongguancun East Road, Haidian, Beijing 100083, PRC.

Board Committees and Designated Directors

We are currently traded on the OTC Bulletin Board and are therefore not required to have an audit or nominating committee or a compensation committee. We will evaluate establishing such committees in the future.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Options	Salary	Bonus	All Other Awards	Total ($)
	2007	—	$83,547	—	—	$83,547
Zhang Zhengyu	2006	—	$10,076	—	—	$10,076
Chairman and CEO	2005	—	—	—	—	—

	2007	—	—	—	—	—
Simon Mu	2006	—	—	—	—	—
Former Chairman and CEO	2005	—	—	—	—	—

	2007	—	$20,619	—	—	$20,619
Ma Qing	2006	—	—	—	—	—
CFO and Treasurer	2005	—	—	—	—	—

	2007	—	$53,767	—	—	$53,767
Li Ming	2006	—	$17,633	—	—	$17,633
President and Secretary	2005	—	—	—	—	—

During each of the last three fiscal years, none of our other officers had salary and bonus greater than $100,000. In addition, our executive officers and/or their respective affiliates will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMEMENT AND RELTAED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April , 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Full Talent Limited	17,450,000	29.4%
Smooth Wealth Group Limited	9,500,000	16.0%
Marvel Sight Limited	5,500,000	9.3%
Full Wisdom International Limited	3,750,000	6.3%
Zhang Zhengyu (2) (3)	21,200,000	35.7%
Li Ming (2) (4)	9,500,000	16.0%
Ma Qing (2) (5)	5,500,000	9.3%
Dai Xiaoquan	0	0%

All directors and executive officers as a group (4 persons)	36,200,000	61%

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

(2) Indicates a director and/or executive officer of the Company. The address of each such individuals is c/o China Mobile Media Technology Inc, 10th Floor, Tower C, Intelligence International Plaza, 18 Zhongguancun East Road, Haidian, Beijing 100083, PRC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) is a company controlled by a director of the Company. In 2007 and 2006, the Company purchased raw materials and goods from BJ HEP in the amount of $6,122,935 and $30,256,399, respectively. In 2007, HTW sold goods to BJ HEP in the amount of $504,689.

In 2006, BJ HEP paid subcontracting fees on behalf of HTW in the amount of $434,274.

Nanjing Hengzhi Communication Equipment Co. Ltd. (“NHC”) has been controlled by a relative of a director of HTW. In 2007 and 2006, HTW sold goods to NHC in the amount of $1,061,479 and $3,353,655, respectively. The remaining balance was interest free, unsecured and has no fixed repayment term.

Beijing Mobil XP Technology Co., Ltd (“BMT”) is a company controlled by the director of MIL. In 2007, HTW purchased material and goods from BMT in the amount of $349,695. In 2006, HTW sold goods to BMT in the amount of $1,226,663. The remaining balance is interest free, unsecured and has no fixed repayment term.

Beihai Hi-Tech Wealth Electronic Product Co. Ltd. (“BH HEP”) is a company controlled by a director of MIL. In 2007, the company purchased raw materials and goods from BH HEP in the amount of $14,807. The remaining balance is interest free, unsecured and has no fixed repayment term.

On October 27, 2006, the Company consummated an exchange of shares (the “Share Exchange”) pursuant to a Share Exchange Agreement dated as of September 6, 2006 (the “Share Exchange Agreement”) with Magical Insight Investments Ltd. (“Magical Insight”) and the shareholders of Magical Insight, which resulted in the acquisition by the Company of the assets and operations of Magical Insight. Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 17,986,720 shares of its common stock and warrants to purchase an additional 28,013,280 shares of its common stock in exchange for the sole outstanding share of Magical Insight. There are several post-closing obligations on the part of the Company, including the effecting of a 1 for 10 reverse split of its outstanding common stock, the sale of the remainder of its existing businesses (other than those operated by Magical Insight) and the closing of a financing of at least $5 million in gross proceeds. These last two conditions had been satisfied prior to December 31, 2006 and the Company effected a 1 for 10 reverse split of its outstanding common stock, effective February 13, 2007.

The Share Exchange Agreement also originally provided for the issuance of up to an additional 40,000,000 shares of common stock to the CEO of Magical Insight in the event certain earnings and operational thresholds are achieved in the next 18 months (with a decrease in the number of contingent shares that may be issued if certain net earnings targets are not met) and the consideration issued in the share exchange may also be increased in the event the net income of the Company (including the operations of Magical Insight, but excluding any of the Company’s pre-existing operations) exceeds $40 million in 2006. In connection with the issuance of the Company’s Series B preferred stock as further described below, the Company, Magical Insight and the former shareholders of Magical Insight entered into an amendment to the Share Exchange Agreement dated as of February 8, 2007 which revised the earnings and operational thresholds that must be achieved prior to the issuance of the contingent shares described above, increased the number of shares that may be issued to 80,000,000 and extended the periods in respect of which the achievement of specified levels of net income may result in the issuance of such contingent shares through 2008 and 2009. As amended, the thresholds are as follows:

•	10,000,000 shares in the event net income for the first six months of 2007 exceeds $12 million;

•	10,000,000 shares if 10,000 solar powered phones are sold by the end of the second quarter of 2007;

•	10,000,000 shares in the event 10,000 English language learning phones are sold by the end of the second quarter of 2007;

•	10,000,000 shares in the event net income for 2007 exceeds $40 million;

•	20,000,000 shares in the event net income for 2008 exceeds $60 million; and

•	20,000,000 shares in the event net income for 2009 exceeds $90 million.

The Share Exchange Agreement was also amended such that the contingent shares will be paid out pro rata to all of the former shareholders of Magical Insight or to a trust established for their benefit.

Contemporaneously with entering into the amendment to the Share Exchange Agreement, the Company, Magical Insight and Beijing Hi-Tech Wealth Investment and Development Company Limited (“Beijing Hi-Tech Wealth”) entered into an Asset Purchase Agreement dated February 8, 2007, as amended on February 15, 2007 (the “Asset Purchase Agreement”), pursuant to which Magical Insight agreed to purchase the approximate 8% interest it didn’t already own in the registered capital of Beihai Hi-Tech Wealth Technology Development Co. Ltd., its primary operating subsidiary in the People’s Republic of China in exchange for 3,000,000 shares of common stock of the Company. The transactions contemplated by the Asset Purchase Agreement was consummated on March 27, 2007. The Company contributed 3,000,000 shares of its common stock to Magical Insight, which contribution was recorded as an increase in the share capital of Magical Insight equal to the fair market value of such shares on the date of contribution.

In addition, on February 8, 2007, Magical Insight and Beijing Hi-Tech Wealth entered into a binding term sheet (the “Binding Term Sheet”) whereby Beijing Hi-Tech Wealth agreed to sell, and Magical Insight agreed to purchase, the technology, patents and all intellectual property rights related to solar powered mobile phones owned by Beijing Hi-Tech Wealth for $10,000,000. The purchase price is payable in 10 equal installments of $1,000,000, with each installment due and payable following the sale by Beijing Hi-Tech Wealth of 100,000 solar power phones. The parties have agreed to formalize their obligations by way of a definitive agreement that will contain customary representations and warranties and closing conditions for transactions of this kind.

On January 11, 2008, the Company completed a financing through the issuance of RMB 150,000,000 aggregate principal amount of USD-Settled Guaranteed Senior Notes due 2014 (the “Notes”) by Magical Insight pursuant to an Indenture dated January 11, 2008 (the “Indenture”) between Magical Insight, as issuer, the Company, as guarantor and The Hong Kong and Shanghai Banking Corporation, as Trustee and Collateral Agent, and the issuance by the Company of warrants to purchase an aggregate of 12,000,000 shares of common stock of the Company (the “Warrants”) to Abax Lotus Ltd. (the “Purchaser”). The Notes initially do not bear interest during the first year following their issuance and bear interest at the rate of 9.5% per annum thereafter, subject to increase by an additional 5% per annum in the event (i) the Company’s common stock is not listed on a recognized stock exchange by January 12, 2009, Magical Insight’s obligations under the Notes are guaranteed by the Company, and are secured by the pledge by the Company of 100% of the stock of Magical Insight, the pledge by Zhang Zhengyu, the Company’s Chief Executive Officer, of all of his equity interest in Star Cluster Incorporated, a company organized under the laws of the British Virgin Islands (“Star Cluster”), the pledge by Star Cluster of all of its equity interest in Hi-Tech Wealth Holding Limited, and the pledge of equity interests in each of Beihai Hi-Tech Wealth Technology Development Co., Ltd. and Beijing Hi-Tech Wealth Communication Technology Co., Ltd, each a wholly foreign owned enterprise formed under the laws of the People’s Republic of China. The Warrants are exercisable at any time prior to June 30, 2014 and enable the holder thereof to purchase shares of CHMO’s common stock at an exercise price of $2.00 per share (the “Exercise Price”), subject to a downward adjustment on the six month anniversary of the issuance thereof and at the expiration of each six month period thereafter if the volume weighted average closing price of the Company’s common stock for the 20-day trading period immediately prior to the reset date is less than the Exercise Price, at such lower volume weighted average closing price (the “Reset Price”), provided that such Reset Price shall not be lower than $0.80 per share. Holders of the Notes are entitled to the protection of certain customary covenants, including negative covenants generally limiting the Company’s ability to incur additional indebtedness (including pursuant to sale and leaseback transactions), prohibiting the payment of dividends on (or the repurchase of) shares of its common stock, prohibiting the incurrence of liens, limiting Magical’s ability to sell assets and enter into transactions with its affiliates, restricting the ability of Magical to enter into arrangements limiting the ability of its subsidiaries to pay dividends, and require the Company to apply the proceeds from the issuance of the Notes only to pursue multichannel sales and marketing activities in the People’s Republic of China. The Notes are mandatorily redeemable in tranches commencing on the third anniversary of the issuance date in the amounts and at the times set forth in the Indenture. In addition, Magical is obligated to make an offer to all holders of Notes to repurchase their securities in the event of a change of control, sales of significant assets or a delisting of the Company’s common stock at purchase prices of 105%, 100% and 105%, respectively, of the principal amount thereof.

The principal shareholders of the Company have also entered into arrangements with Abax Lotus Ltd. that generally grant broad management veto rights in favor of Abax Lotus Ltd., including prohibitions on changes in senior management, the right to appoint one member of the board of directors (so long as Abax Lotus Ltd. and any of its affiliates collectively holds more than 5% of the Company’s common stock on a fully diluted basis), prohibiting the Company from entering into transactions outside of the ordinary course of business, limiting the Company’s ability to expend funds in excess of 20% of approved budget amounts and rights of first refusal and tag-along rights on sales of securities by either the Company or its current major shareholders, in each (unless otherwise indicated) so long as Abax Lotus Ltd. and any of its affiliates collectively holds at least RMB 15 million of the Notes or 3.5% of the Company’s common stock (on a fully diluted basis). In addition, the major shareholders of the Company may not transfer more than 10% of the shares of common stock they own so long as Abax Lotus Ltd. and any of its affiliates collectively holds more than 5% of the Company’s common stock on a fully diluted basis.

The Company has agreed to register the resale of the shares of common stock issuable upon exercise of the Warrants on any registration statement it files with the Securities and Exchange Commission (subject to customary exclusions). Abax Lotus Ltd. received an arrangement fee of $2,000,000 and a service fee of $150,000 in connection with the financing.

ITEM 14. EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Share Exchange Agreement by and between General Components Inc., a Nevada corporation and Magical Insight Investments Limited., a British Virgin Islands corporation dated September 6, 2006.(1)

2.2	Asset Purchase Agreement by and between General Components Inc. and ZGS Corporation dated September 6, 2006 (2)

2.3	Stock Purchase Agreement by and between General Components Inc. and General Components International Ltd. (3)

2.4	Share Exchange Agreement by and between General Components Inc., a Nevada corporation and General Components, Inc., a Cayman Islands corporation dated September 24, 2004.(4)

2.5	Stock Purchase Agreement by and among General Components Inc. and certain Investors listed on Exhibit A thereto dated September 24, 2004.(4)

2.6
Agreement and Plan of Merger dated as of July 7, 2004 between Pro-Active Solutions Inc., a Nevada corporation (“Parent”), and General Components Inc., a Nevada corporation and a direct wholly-owned subsidiary of Parent.(5)

2.7	Asset Purchase Agreement dated as of February 8, 2007 (7)

2.8	Amendment to Asset Purchase Agreement dated February 15, 2007 (9)

2.9
Amendment to the Share Exchange Agreement, dated as of September 6, 2006 by and among General Components Inc., Magical Insight Investments Ltd. and each of the persons listed as a shareholder thereon (7)

3.1	Certificate of Incorporation.(6)

3.2	Certificate of Designation of General Components Inc.(4)

3.3	Certificate of Designation of General Components Inc relating to Series B Preferred Stock (7)

3.4	Amended and Restated By-laws

4.1	Form of Common Stock Certificate (6)

4.2	Convertible Promissory Note dated November 1, 2006 (2)

4.3	Common Stock Purchase Warrant dated November 1, 2006 (2)

4.4	Form of Convertible Note dated December 11, 2006(8)

4.5	Form of Warrant dated December 11, 2006 (8)

4.6	Common Stock Purchase Warrant dated as of February 8, 2007 issued to Broadband Capital Management LLC (7)

4.7	Common Stock Purchase Warrant dated as of February 8, 2007 issued to Comtech Global Investments Inc. (7)

10.1	Form of Subscription Agreement dated as of February 8, 2007 by and among General Components Inc. and the investors listed on the signature pages thereto (7)

10.2	Registration Rights Agreement dated February 8, 2007 by and among General Components Inc. and the Holders named therein (7)

10.3
Cooperative Agreement dated as of as of April 10, 2006 between Beihai Hi-Tech Weiye Limited Co., Shanghai Xiang Guo Wang Lu Technology Development Limited Co. and Shanghai Xiang Guo Advertising Limited Co.

10.4	Form of Working Capital Loan Agreement

14.1	Code of Ethics and Insider Trading Policy.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Binding Term Sheet between Magical Insight Investments Ltd. and Beijing Hi-Tech Wealth Investment and Development Company Limited dated as of February 8, 2007 (7)

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference herein to the Report on Form 8-K filed on November 2, 2006.

(2)	Incorporated by reference herein to the Report on Form 8-K filed on November 17, 2006.

(3)	Incorporated by reference herein to the Report on Form 8-K filed on December 29, 2006.

(4)	Incorporated by reference herein to the Report on Form 8-K filed on January 20, 2005.

(5)	Incorporated by reference herein to the Report on Form 8-K filed on July 8, 2004.

(6)	Incorporated by reference herein to the General Form for Registration of Securities of Small Business Issuers filed on Form 10-SB January 9, 2002.

(7)	Incorporated by reference herein to Report on Form 8-K filed on February 13, 2007.

(8)	Incorporated by reference herein to the Report on Form 8-K filed on December 20, 2006.

(9)	Incorporated by reference herein to the Report on Form 8-K filed on April 9, 2007.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of BDO McCabe Lo Limited, formerly known as BDO McCabe Lo & Company acted as our principal accountant through December 28, 2006. The Company has now engaged Weinberg & Company, P.A. (“Weinberg”) as its principal independent accountants, which engagement became effective as of December 28, 2006. The following is a summary of fees paid to our principal accountants for services rendered.

AUDIT FEES

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of our annual consolidated financial statements and reviews of consolidated financial statements included in our Form 10-KSB and Form 10-QSB reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2007	December 31, 2006
$418,475	$223,973

TAX FEES

During the years ended December 31, 2006 and 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

AUDIT RELATED FEES

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in paragraph (1) were approximately:

December 31, 2007	December 31, 2006
$22,776	$-

BOARD OF DIRECTOR APPROVAL

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and the cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on any pre-approval policies and procedures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MOBILE MEDIA TECHNOLOGY INC.

Principal Executive Officer:

Date: May 14 , 2008	By:	/s/ Zhang Zhengyu
Name: Zhang Zhengyu
Title: Chief Executive Officer

Principal Financial and Accounting Officer:

Date: May 14, 2008	By:	/s/ Ma Qing
Name: Ma Qing
Title: Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2008	By:	/s/ Zhang Zhengyu
Zhang Zhengyu
Chief Executive Officer and Chairman of the Board

Date: May 14, 2008	By:	/s/ Ma Qing
Ma Qing
Chief Financial Officer, Treasurer and Director

Date: May 14, 2008	By:	/s/ Li Ming
Li Ming
Director

Date: May 14, 2008	By:
Dai Xiaoquan
Director

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

PAGE	F-3 - F-4	CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGES	F-6 - F-10	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGES	F-11 - F-61	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
China Mobile Media Technology Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Mobile Media Technology Inc. (Formerly Hi-Tech Wealth Inc.) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the Company’s Item 9A(T) “Controls and Procedures” in the Annual Report on Form 10-KSB and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Mobile Media Technology Inc. (Formerly Hi-Tech Wealth Inc.) and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $24,733,048 and a negative cash flow from operations of $13,607,191 for the year ended December 31, 2007, and has a working capital deficiency of $1,033,683 and a retained deficit of $20,142,287 at December 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.

Boca Raton, Florida
April 24, 2008

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$300,224	$165,849
Accounts receivable, net of allowance for doubtful accounts of $5,661,556 at December 31, 2007	11,413,957	2,454,077
Notes receivable, net of discount of $237,066 at December 31, 2007	5,408,806	452,572
Inventories, net of provision of $1,084,001 at December 31, 2007	7,385,441	13,455,461
Due from related parties	146,909	2,788,928
Deferred tax assets	-	937,682
Prepayments for goods	6,012,788	1,910,271
Debt issue costs	468,208	-
Other receivables, prepaid expenses, and other assets	1,823,962	3,442,139
Due from employees	105,936	76,330
Assets of discontinued operations	-	3,648,743
Total current assets	33,066,231	29,332,052

Plant and equipment, net	16,085,217	15,261,129
Land use right, net	2,285,904	2,336,328
Long-term investment	4,000	4,000
Goodwill	4,240,842	-
Deferred tax assets	-	46,610
Assets of discontinued operations	-	1,343,449
Total long-term assets	22,615,963	18,991,516

TOTAL ASSETS	$55,682,194	$48,323,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,333,376	$959,459
Other payables and accrued liabilities	3,445,546	3,300,548
Short-term bank loans	3,144,611	1,152,561
Current portion of long-term loans	1,093,778	8,106,343
Convertible notes, net of discount of $0 and $2,279,313 at December 31, 2007 and 2006, respectively	-	3,885,687
Secured notes, net of discount of $1,132,399	8,867,601	-
Notes payable	2,191,333	1,267,817
Customer deposits	3,783,680	5,402,047
Due to related parties	561,275	957,410
Taxes payable	-	278,698
Due to employees	115,719	-
Liquidated damages payable	1,445,750	-
Deferred tax liabilities	117,245	406,817
Liabilities of discontinued operations	-	3,066,139
Total current liabilities	34,099,914	28,783,526

LONG-TERM LIABILITIES
Long-term bank loans	4,744,261	-
Deferred tax liabilities	136,149	136,149
Total long-term liabilities	4,880,410	136,149

TOTAL LIABILITIES	38,980,324	28,919,675
Minority interests	-	1,605,934

COMMITMENTS

SHAREHOLDERS’ EQUITY
Series B Preferred stock, stated value $50,000 per share; authorized 300 shares, 288.65 and 0 shares issued and outstanding at December 31, 2007 and 2006, respectively	14,432,500	-
Common stock, par value $0.001 per share; authorized 280,000,000 shares, 59,394,615 and 27,999,935 shares issued and outstanding at December 31, 2007 and 2006, respectively	59,395	28,000
Additional paid-in capital	20,574,138	12,624,622
Retained (deficit) earnings (the restricted portion is $1,202,599 and $1,202,599 at December 31, 2007 and 2006, respectively)	(20,142,287)	4,590,761
Accumulated other comprehensive income	1,778,124	554,576

TOTAL SHAREHOLDERS’ EQUITY	16,701,870	17,797,959

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,682,194	$48,323,568

See accompanying notes to the consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUES, NET	$43,506,827	$60,097,086

COST OF GOODS SOLD	36,706,816	39,149,588

GROSS PROFIT	6,800,011	20,947,498

Selling and distribution	2,786,511	356,940

Advertising	6,184,486	13,677,979

Research and development	862,784	50,885

General and administrative	7,314,372	2,810,890

Bad debt allowance	5,661,556	-

(LOSS) INCOME FROM OPERATIONS	(16,009,698)	4,050,804

OTHER INCOME (EXPENSES)

Interest expense, net	(1,452,968)	(1,253,459)

Non cash interest expense from amortization of discount on convertible and secured notes	(3,333,821)	-

Amortization of debt issue costs for secured notes	(515,558)	-

Non cash liquidated damages	(1,445,750)	-

Government grants	359,331	517,917

Value added tax refund	229,150	-

Other income, net	37,983	33,700
Total Other Income (Expenses)	(6,121,633)	(701,842)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(22,131,331)	3,348,962

INCOME TAXES	(852,428)	(338,877)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(22,983,759)	3,010,085

MINORITY INTERESTS’ SHARE OF NET INCOME	(99,259)	(339,156)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(23,083,018)	2,670,929

DISCONTINUED OPERATIONS

(Loss) gain from disposition of discontinued operations	(3,014,440)	374,506

Income from discontinued operations	1,364,410	1,504,207

NET (LOSS) GAIN FROM DISCONTINUED OPERATIONS	(1,650,030)	1,878,713

NET (LOSS) INCOME	(24,733,048)	4,549,642

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	1,223,548	404,975

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	1,223,548	404,975

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	-	(60,746)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	1,223,548	344,229

COMPREHENSIVE (LOSS) INCOME	$(23,509,500)	$4,893,871

See accompanying notes to the consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Weighted average shares outstanding
- Basic	53,826,115	19,797,505
- Diluted	53,826,115	25,406,362

(Loss) income per share from continuing operations
- Basic	$(0.43)	$0.13
- Diluted	$(0.43)	$0.11

(Loss) income per share from gain (loss) from disposition of discontinued operations
- Basic	$(0.06)	$0.02
- Diluted	$(0.06)	$0.01

Income per share from gain from discontinued operations
- Basic	$0.03	$0.08
- Diluted	$0.03	$0.06

Net (loss) income per share
- Basic	$(0.46)	$0.23
- Diluted	$(0.46)	$0.18

See accompanying notes to the consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Accumulated
					Additional	Retained	Other
	Series B Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income	Total

BALANCE, JANUARY 1, 2006	-	$-	17,986,935	$17,987	$10,533,436	$41,119	$210,347	$10,802,889

Common stock issued to a shareholder	-	-	10,000	10	(10)	-	-	-

Recapitalization	-	-	10,003,000	10,003	(481,975)	-	-	(471,972)

Warrants issued with convertible notes	-	-	-	-	311,821	-	-	311,821

Beneficial conversion feature with convertible notes	-	-	-	-	2,261,350	-	-	2,261,350

Foreign currency translation gain	-	-	-	-	-	-	344,229	344,229

Net income	-	-	-	-	-	4,549,642	-	4,549,642

BALANCE, DECEMBER 31, 2006	-	-	27,999,935	28,000	12,624,622	4,590,761	554,576	17,797,959

Issuance of Series B preferred stock in private placement	145.00	7,250,000	-	-	-	-	-	7,250,000

Conversion of convertible notes into Series B preferred stock	125.60	6,280,000	-	-	-	-	-	6,280,000

Issuance of Series B preferred stock and warrants for placement services fee	18.55	927,500	-	-	(927,500)	-	-	-

Issuance of warrants for financial advisory services	-	-	-	-	488,022	-	-	488,022

Conversion of warrants into common stock	-	-	28,013,280	28,013	(27,733)	-	-	280

Issuance of common stock for acquisition	-	-	3,000,000	3,000	6,027,000	-	-	6,030,000

Issuance of warrants with secured notes	-	-	-	-	2,186,909	-	-	2,186,909

Conversion of convertible notes and accrued interest into common stock	-	-	356,400	357	177,843	-	-	178,200

Conversion of Series B preferred stock into common stock	(0.50)	(25,000)	25,000	25	24,975	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	1,223,548	1,223,548

Net loss	-	-	-	-	-	(24,733,048)	-	(24,733,048)

BALANCE, DECEMBER 31, 2007	288.65	$14,432,500	59,394,615	$59,395	$20,574,138	$(20,142,287)	$1,778,124	$16,701,870

See accompanying notes to the consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,733,048)	$4,549,642
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,250,170	796,438
Amortization of discounts to convertible notes and secured notes	3,333,822	293,858
Amortization of debt issue cost	515,558	-
Warrants issued to financial advisors	488,022	-
Provision for slow-moving inventories	1,084,001	-
Deferred taxes	713,132	(133,121)
Provision for doubtful accounts	5,661,556	-
Notes receivable discount	342,049	-
Amortization of notes receivable discount	(104,984)	-
Liquidated damages	1,445,750	-
Minority interests’ share of net income	99,259	339,156
Loss (gain) on disposal of discontinued operations	3,014,440	(374,506)
Discontinued operations	282,884	(430,351)

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(14,621,435)	4,730,876
Inventories	4,986,019	(9,666,486)
Other receivables, prepaid expenses, and other assets	1,654,466	(3,436,438)
Prepayments for goods	(4,102,517)	(1,848,981)
Due from employees	(29,606)	(16,996)
Discontinued operations	1,757,527	408,494

Increase (Decrease) In:
Accounts payable	8,373,917	666,642
Other payables and accrued liabilities	438,196	2,865,618
Due to employees	115,719	(17,544)
Taxes payable	(318,241)	151,193
Customer deposits	(1,618,367)	1,178,716
Discontinued operations	(3,635,480)	3,795,682
Net cash (used in) provided by operating activities	(13,607,191)	3,851,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(1,901,091)	(999,416)
Proceeds from notes receivable	113,223	5,293,380
Increase of notes receivable	(5,306,521)	(3,668,985)
Purchase of a subsidiary, net of cash acquired	-	46,855
Proceeds from disposal of subsidiaries, net of cash disposed	204,558	-
Discontinued operations	(906,867)	(5,679,200)
Net cash used in investing activities	(7,796,698)	(5,007,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bank loans	3,144,611	3,073,495
Repayments of short-term bank loans	(3,175,945)	(4,409,124)
Proceeds from long-term bank loans	5,838,039	-
Repayment of long-term bank loans	(6,082,959)	-
Proceeds from notes payable	1,036,477	1,270,015
Repayments for notes payable	(112,960)	(67,873)
Proceeds from convertible notes	-	6,000,000
Proceeds from secured notes	9,016,233	-
Proceeds from issuance of preferred stock	7,250,000	-
Cash received (repayment) to/from related parties, net	2,245,884	(5,123,607)
Proceeds from warrants exercised	280	-
Discontinued operations	1,154,857	-
Net cash provided by financing activities	20,314,517	742,906

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,089,372)	(412,568)

Effect of exchange rate changes on cash	1,223,747	498,713
Cash and cash equivalents at beginning of year	165,849	79,704
CASH AND CASH EQUIVALENTS AT END OF YEAR	$300,224	$165,849

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$815,646	$371,435
Income taxes paid	$386,043	$311,274

See accompanying notes to the consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During 2007, $6,000,000 of convertible notes with accrued interest of $280,000 through February 8, 2007 were converted into 125.6 shares of Series B preferred stock. Also see Notes 12 and 16.

2.	During 2007, $927,500 of Series B preferred stock (18.55 shares) was issued to the placement agent for placement services for the private placement. Also see Note 16.

3.	During 2007, $165,000 of convertible notes with accrued interest of $13,200 through September 5, 2007 were converted into 356,400 shares of common stock. Also see Notes 12 and 16.

4.	During 2007, $25,000 of Series B preferred stock (0.5 shares) was converted into 25,000 shares of common stock. Also see Notes 12 and 16.

5.
On December 28, 2006, Beihai Hi-Tech Wealth Technology Development Co., Ltd (“HTW”) entered into an agreement to sell its 50% interest in Beijing Mobile Communication Technology Co., Ltd (“BMCT”) to another owner of BMCT for $0. The transaction was approved by the PRC Government and consummated on March 28, 2007. Also see Note 18.

The following represents the assets and liabilities sold at the date of the disposal:

March 28, 2007
Asetss	$2,871
Total assets sold	2,871

Liabilities	(325)
Total liabilities sold	(325)

Total net assets	2,546

Share percentage	50%

Net assets disposed	$1,273

Consideration	0

Gain on disposal	$1,273

See accompanying notes to the consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL NON-CASH DISCLOSURES (CONTINUED):

6.
On June 13, 2007, HTW entered into an agreement to sell its 90% interests on Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“HEP”), a 90% subsidiary of HTW, to Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”) for $237,554. The transaction was approved by PRC Government and consummated on July 3, 2007. Also see Note 18.

The following represents the assets and liabilities sold at the date of the disposal:

July 3, 2007
Plant and equipment, net	$6,575
Cash and cash equivalents	31,219
Amounts due from related companies	236,596
Total assets sold	274,390

Other payables	(43)
Amount due to related companies	(74,436)
Total liabilities sold	(74,479)

Net assets sold	$199,911

Share percentage	90%

Net assets disposed	$179,920

Consideration	237,554

Gain on disposal	$57,634

7.
During 2007, 1,500,000 of common stock warrants were issued with the issuance of $10,000,000 of Secured Notes (the “Warrants”) to investors in a private placement, and the fair value of the Warrants was $2,186,908. The fair value amount of $2,186,908 of the Warrants was recorded as discount to the notes and is being amortized over the term of the notes. Also see Notes 13 and 17.

8.
During 2007, $983,767 of placement costs were deducted directly from the proceeds of $10,000,000 of Secured Notes and recorded as a discount and is being amortized over the term of the notes. Also see Note 13.

See accompanying notes to the consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL NON-CASH DISCLOSURES (CONTINUED):

9.
During 2006, the operations of Voice Over Internet Protocol and General Components Inc., a Cayman Islands corporation, were disposed off for $581,000 and $1, respectively. The consideration consists of shares of a private company valued at $81,000, settlement of an outstanding accounts payable of $150,000, and the balance of cash proceeds and account receivables of $100,001 and $250,000.

10.
On October 27, 2006, MIL acquired 100% of the equity interest of Euro Asia Arbitrage Investment Limited (“Euro Asia”), a Hong Kong corporation, for HK$100,000, equivalent to $12,838. Prior to the acquisition, Euro Asia was a 100% holding company of Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”), which has a common director with MIL. The following represents the assets purchased and liabilities assumed at the date of the acquisition:

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL NON-CASH DISCLOSURES (CONTINUED):

11.	During 2006, $2,218,612 was transferred from construction in progress to plant and equipment.

12.
On October 29, 2007, MIL disposed 100% of the equity interest of Euro Asia, a Hong Kong corporation, for HK$100,000, equivalent to $12,838. Prior to the acquisition, Euro Asia was a 100% holding company of BJ HTS. Also see Note 18.

The following represents the assets and liabilities sold at the date of the disposal:

October 29, 2007
Plant and equipment, net	$49,708
Cash and cash equivalents	14,615
Notes receivable	6,540,115
Other assets	421,155
Total assets sold	$7,025,593

Notes payable	$(1,154,857)
Customers deposits	(1,419,005)
Other payables	(1,003,756)
Payroll payables	(364,336)
Total liabilities sold	$(3,941,954)

Total net assets	$3,083,639

Share percentage	100%

Net assets sold	$3,083,639

Consideration	12,838

Loss on sale	$(3,070,801)

See accompanying notes to the consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Mobile Media Technology Inc. (formerly Hi-Tech Wealth Inc.) (“CMMT”) was incorporated under the laws of the State of Nevada on January 14, 2000, under the name of Pro-Active Solutions, Inc. (“Pro-Active”), which had only limited operations and had been a development stage company. On July 7, 2004, Pro-Active changed its name to General Components, Inc. (“GCI”). On April 25, 2007, GCI changed its name from General Components, Inc. to Hi-Tech Wealth Inc. On November 15, 2007, CMMT changed its name from Hi-Tech Wealth Inc. to China Mobile Media Technology Inc.

On September 24, 2004, GCI and the shareholders (collectively, “Shareholders”) of General Components, Inc., a Cayman Islands corporation, closed the transactions contemplated by the share exchange dated as of September 24, 2004. This share exchange transaction resulted in those shareholders obtaining a majority voting interest in GCI.

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

This Share Exchange transaction resulted in those shareholders obtaining a majority voting interest in GCI. Generally accepted accounting principles require that MIL retain the majority interest in a combined business be treated as the accounting acquirer. The exchange transaction has been accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”. The acquisition was accounted for as the recapitalization of MIL. Accordingly, the accompanying consolidated statements of income include the results of operations of GCI and MIL for 2007 and 2006.

The consideration of the reverse acquisition was measured at the net fair value of GCI as the common stock of GCI did not appear to be more indicative of fair value. As a result, no goodwill was recognized from the share exchange.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Before acquiring MIL, the principal activity of China Mobile Media Technology Inc. and its subsidiaries (the “Company”) was to provide broadband technology for the “last mile” market. The Company’s products were produced by original equipment manufacturers (“OEM”) and sold under the “General Components” and “Reachhome” brands. The Company also developed plastic optical fiber (“POF”) cable technology and related networking equipment. The Company filed patents in the USA and Asia on its proprietary POF technology, related manufacturing process and production machinery. The POF global market did not develop as rapidly as the Company anticipated and the Company deferred the commercialization and launch of POF products and reduced research and development of POF.

Prior to acquiring MIL, while searching for a new business direction, the Company developed a product line of Voice Over Internet Protocol (“VOIP”) to provide the voice communication services within the internet environment. However, since the Company did not have sufficient financial resources to fully develop its new VOIP business, on September 8, 2006, the Company, via its subsidiary, General Components Inc, (“GCI Cayman”), a Cayman Islands corporation, entered into an Asset Purchase Agreement (“APA”) for the sale of its VOIP business. The agreement provided for the sale of the Company’s VOIP business for consideration of $0. The transaction contemplated by the APA closed on November 6, 2006. Also see Note 18

On December 22, 2006, the Company entered into an asset purchase agreement with General Components International Limited, a British Virgin Islands company. Pursuant to the agreement the Company agreed to sell all of its interest in the business operations of and its 100% equity interest (including the first installment received, the second and the third installments to be received along with all the other assets and liabilities) in General Components Inc, (“GCI Cayman”), a Cayman Islands corporation, and its subsidiaries, to a third party for $1. GCI Cayman was the 100% ultimate holding company of General Components, Inc., a New Jersey corporation, General Components Limited, a Hong Kong corporation, and General Components, Inc., a China corporation. Also see Note 18.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Going forward, the Company intends to carry out the business of MIL and its primary operating subsidiary, Beihai Hi-Tech Wealth Technology Development Co., Ltd. (“HTW”). HTW is a provider of electronic and mobile communication products in the People’s Republic of China (the “PRC”).

On October 27, 2006, MIL acquired 100% equity interest of Euro Asia Arbitrage Investment Limited (“Euro Asia”), a Hong Kong corporation, for HK$100,000, equivalent to US$12,838. Euro Asia is investment holding company, which owns 100% of Beijing Hi-Tech Wealth Software Co., Limited. As a result, Euro Asia and its subsidiary were consolidated into the accompanying consolidated financial statements for 2006.

On November 28, 2006, MIL increased its ownership in HTW through an additional investment of $3,600,000. On February 12, 2007 and March 19, 2007, MIL increased its ownership in HTW through an additional investment of $4,500,000 and $320,513, respectively.

On March 27, 2007, MIL acquired the remaining interest from the minority interest holders of HTW for 3,000,000 shares of the Company’s common stock. Thereafter, HTW became a 100% owned subsidiary of MIL. Also see Note 19.

On February 13, 2007, the Company completed a 1 for 10 reverse split of its outstanding common stock. As a result, all the amounts in the accompanying consolidated financial statements for the years ended December 31, 2007 and 2006 have been restated to give effect to the 1 for 10 reverse split.

On June 13, 2007, HTW entered into an agreement to sell its 90% interest on Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“HEP”), a 90% subsidiary of HTW, to BJ HID for $237,554. The transaction was approved by the PRC Government and consummated on July 3, 2007. Also see Note 18.

On October 29, 2007, MIL entered into an agreement to sell its 100% interest on Euro Asia Arbitrage Investment Limited (“Euro Asia”) to a third party for $12,838. Subject to the disposal, the subsidiary of Euro Asia, Beijing Hi-Tech Wealth Software Co., Limited, was also disposed. As a result, Euro Asia and its subsidiary are reported as discontinued operations.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $24,733,048 and a negative cash flow from operations of $13,607,191 for the year ended December 31, 2007, and has a working capital deficiency of $1,033,683 and a retained deficit of $20,142,287 at December 31, 2007.

On February 8, 2007, the Company raised $13,250,000 in a private placement in the form of a sale of shares of Series A, convertible preferred stock (See Note 16). On January 11, 2008, MIL sold in a private placement of $20,661,157 (Rmb150,000,000) principal amount of 9.57% per annum global notes due January 10, 2014 (the “Global Notes”), with common stock purchase warrants, granted by the Company, to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Exercise Price”), exercisable any time after January 1, 2008 through June 30, 2014.

The Company will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond March 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Hi-Tech Wealth Inc. and the following subsidiaries:

(i)	Magical Insight Investments Limited (“MIL”) (100% subsidiary of the Company).

(ii)	Beihai Hi-Tech Wealth Technology Development Co., Ltd (“HTW”) (100% subsidiary of MIL).

(iii)	Beijing Hi-Tech Wealth Communication Technology Co., Limited (“BJ HCT”) (100% subsidiary of MIL).

Inter-company accounts and transactions have been eliminated in consolidation.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Concentrations

The Company had various customers in 2007 and 2006 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	2007	2006	2007	2006

Company A	3.77%	19.50%	4.35%	-
Company B	-	6.30%		8.72%
Company C	-	5.0%		9.43%
Company D	-	5.0%	-	-
Company E	-	2.0%	-	-
Company F	-	-	-	15%
Company G	6.40%	-	3.40%	-
Company H	5.15%	-	16.01%	-
Company I	11.48%	-	16.39%	-
Company J	3.18%	-	8.46%	-

Company E (Beijing Mobil XP Technology Co., Ltd) is a related party. Beijing Mobil XP Technology Co., Ltd is a company controlled by the director of MIL. Also see Notes 4 and 6.

The sole market of the Company is the PRC for the years ended December 31, 2007 and 2006.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Concentrations (Continued)

The Company had various suppliers in 2007 and 2006 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	2007	2006	2007	2006

Company A	18.43%	61.6%	-	-
Company B	38.27%	14.5%	-	11.25%
Company C	-	8.1%	-	-
Company D	6.65%	3.6%	10.93%	-
Company E	31.35%	-	78.66%	-
Company F	5.12%	-	-	-

Company A is a related party. Beijing Hi-Tech Wealth Electronic Products Company Limited is a company controlled by the director of MIL. Also see Notes 4 and 6.

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Use of Estimates

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

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term debt is not significantly different from the carrying value at December 31, 2007 and 2006.

(f)	Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company does not maintain any bank accounts in the United States of America.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Inventories

Inventories are stated at the lower of cost or net realizable value (market). Cost of raw materials is determined on the basis of weighted average. Finished goods are determined on the weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

At December 31, 2007, the Company has a provision for slow moving inventories of $1,084,001. Also see Note 5.

(h)	Trade Receivables

Trade receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At December 31, 2007, the Company has an allowance for doubtful accounts of $5,661,556.

(i)	Prepayments for goods

Prepayments for goods represent cash paid in advance to suppliers for raw material purchases.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Long-Term Investment

The Company invested in Hi-Tech Wealth Holding Co. Ltd. (“HTWH”), a Hong Kong company, which is an investment holding company. The cost of the investment is $4,000, and the interest owned in HTWH is 4%.

As of December 31, 2007 and 2006, the Company does not have more than 20% interest in this investment and does not exercise significant influence over it. The Company accounts for the investment under the cost method. Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.

(k)	Plant and Equipment

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of (loss) income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(l)	Land Use Right

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use right granted by the Chinese government. The land use right granted to the Company is being amortized using the straight-line method over the lease term of fifty years.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives. There were no impairments in 2007 and 2006.

(n)	Revenue Recognition

Revenue related to smart phone and electronic products represents the invoiced value of goods sold recognized upon the delivery of goods to customers. According to the contracts, goods delivered by the Company could be returned within 7 days, if there is any defect. The Company estimates a reserve for returns based on the amount of goods actually returned after the reporting period. No reserve was netted against revenue for the years ended December 31, 2007 and 2006, respectively.

Revenue is recognized when all of the following criteria are met:

-	Persuasive evidence of an arrangement exists,
-	Delivery has occurred or services have been rendered, when no subsequent return is noted,
-	The seller’s price to the buyer is fixed or determinable, and
-	Collectibility is reasonably assured.

(o)	Government Grants

Grants received from the PRC Government for assisting the Company’s technical research and development are recognized as other income when the proceeds are earned and received or collectible.

For the years ended December 31, 2007 and 2006, $359,331 and $517,917 were received as grants from the PRC Government and were recognized as other income.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products are expensed as incurred.  Research and development expenses were $862,784 and $50,885 for the years ended December 31, 2007 and 2006, respectively.

(q)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $19,428 and $18,694 were charged to operations for the years ended December 31, 2007 and 2006, respectively.

(r)	Foreign Currency Translation

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

	December 31, 2007	December 31, 2006
Year end RMB: US$ exchange rate	7.3141	7.8087
Average yearly RMB: US$ exchange rate	7.5658	7.9395

(s)	Income Taxes

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t)	Reserve Fund

In 2007 and 2006, the subsidiaries of the Company in China transferred 15% of their PRC profit after taxation to the surplus reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $1,978,395 and $1,202,599 are restricted as of December 31, 2007 and 2006, respectively for the surplus reserve fund.

(u)	Comprehensive Income

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive securities of 12,171,144 are not included in loss per share in 2007, as their effect would be anti-dilutive. All potentially dilutive securities are included in earnings per share in 2006.

Basic and diluted (loss) earning per share are calculated as follows:

	Year ended December 31
	2007	2006
Basic:
(Loss) income applicable to common shareholders	$(24,733,048)	$4,549,642

Weighted average shares outstanding during the year	53,826,115	19,797,505

Net (loss) income per share	$(0.46)	$0.23

Diluted:
(Loss) income applicable to common shareholders	$(24,733,048)	$4,549,642
Interest expense attributable to convertible notes	-	135,738
Diluted (loss) income applicable to common shareholders	(24,733,048)	4,685,380

Weighted average shares outstanding during the year	53,826,115	19,797,505
Effect of dilutive securities:
Warrants	-	5,113,246
Convertible notes	-	495,611
Weighted average diluted shares outstanding during the year	53,826,115	25,406,362

Diluted net (loss) income per share	$(0.46)	$0.18

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of SFAS No. 115. SFAS No. 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair value option will have a material effect on the consolidated results or operations or financial position.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)	Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No.141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheets. In any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

4.	NOTES RECEIVABLE

Notes receivable consist of the following:

	December 31, 2007	December 31, 2006

Bank acceptance note	$-	$128,062

Notes receivable from unrelated companies:
Beihai University Garden Management Co. Ltd., due December 31, 2008	346,454	324,510
Jiangxi Jin Sunpower Technology Co. Ltd., due December 31, 2008	13,672	-
	$360,126	$324,510

Notes receivable from related companies:
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd., due June 25, 2008	2,459,648	-
Union Perfect Limited., due December 31, 2008	2,826,098	-
	$5,285,746	$-
Less: Notes receivable discount	(237,066)	-
Total notes receivable, net	$5,408,806	$452,572

The bank acceptance note was settled in January 2007.

The note which was provided to Beihai University Garden Management Co., Ltd in 2006 was settled in November 2007.

In 2007, interest-free notes were provided to Beihai University Garden Management Co., Ltd. for their assistance in improving the Company’s relationship with local government. The Company recorded general and administrative expenses and a discount on the notes receivable of $22,665 based on the present value of the notes receivable using a 7% rate. In 2007, $1,889 of interest income was recognized in the accompanying consolidated statements of income from the amortization of the discount.

In 2007, interest-free notes were provided to related companies for their assistance in developing distribution channels and new markets for the Company. The Company recorded selling expenses and a discount on the notes receivable of $319,384 based on the present value of the notes receivable using a 7% rate. In 2007, $103,095 of interest income was recognized in the accompanying consolidated statements of income from the amortization of the discount. Also see Note 6.

Union Perfect Limited has a common director with MIL.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

5.	INVENTORIES

Inventories consist of the following:

	December 31, 2007	December 31, 2006

Raw materials	$3,562,003	$11,487,668
Finished goods	4,907,439	1,967,793
	8,469,442	13,455,461
Less: Provision for slow-moving inventories	(1,084,001)	-
Inventories, net	$7,385,441	$13,455,461

6.	DUE TO/FROM RELATED PARTIES

 Due to/from related parties consist of the following:

(I) Due From Related Parties			December 31, 2007	December 31, 2006

Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a	)	$139,204	$368,897
Beihai Hi-Tech Wealth Information Industry Co. Ltd.	(b	)	4,415	15,367
Beijing Hi-Tech Wealth Technology Development Co. Ltd.	(c	)	3,290	-
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd.	(d	)	-	954,587
Nanjing Hengzhi Communication Equipment Co. Ltd.	(e	)	-	1,450,077
Total due from related parties			$146,909	$2,788,928

(II) Due To Related Parties			December 31, 2007	December 31, 2006

Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(f	)	$-	$491,019
Beijing Mobil XP Technology Co., Ltd.	(g	)	522,086	224,367
Hi-Tech Wealth Holding Co. Ltd.	(h	)	-	20,118
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(i	)	3,333	-
Beihai Hi-Tech Wealth Electronic Product.,Ltd	(j	)	35,856	221,906
Total due to related parties			$561,275	$957,410

(III) Due From Employees			December 31, 2007	December 31, 2006

Current			$105,936	$76,330
Total due from employees	(k	)	$105,936	$76,330

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

6.	DUE TO/FROM RELATED PARTIES (CONTINUED)

(IV) Due To Employees			December 31, 2007	December 31, 2006

Current			$115,719	$-
Total due to employees	(k	)	$115,719	$-

(a)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) is a company controlled by a director of the Company. In 2007 and 2006, the Company purchased raw materials and goods from BJ HEP in the amount of $6,122,935 and $30,256,399, respectively. In 2007, HTW sold goods to BJ HEP in the amount of $504,689.

In 2006, BJ HEP paid subcontracting fees on behalf of HTW in the amount of $434,274.

The remaining balance is interest free, unsecured and had no fixed repayment term. Also see Note 4.

(b)
Beihai Hi-Tech Wealth Information Industry Co. Ltd. has a common director with MIL. The balance as of December 31, 2007 and 2006 represented advances, which are interest free, unsecured and have no fixed repayment term.

(c)
Beijing Hi-Tech Wealth Technology Development Co., Ltd. has a common director with MIL. The balance as of December 31, 2007 represents advances, which are interest free, unsecured and have no fixed repayment term.

(d)
Hong Kong Hi-Tech Wealth Electronic Products Co., Ltd. (“HK HEP”) has a common director with MIL. The balance as of December 31, 2006 represented an advance to HK HEP, which was collected in 2007. The balance was interest free, unsecured and had no fixed repayment term. Also see Note 4.

(e)
Nanjing Hengzhi Communication Equipment Co. Ltd. (“NHC”) is controlled by a relative of a director of HTW. In 2007 and 2006, HTW sold goods to NHC in the amount of $1,061,479 and $3,353,655, respectively. The interest free receivable balance as of December 31, 2006 was collected in 2007.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

6.	DUE TO/FROM RELATED PARTIES (CONTINUED)

(f)
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd. (“BH HEP”) is a company controlled by a director of MIL The balance as of December 31, 2006 represented an advance for purchases. The advance was interest free and was settled in 2007.

(g)
Beijing Mobil XP Technology Co., Ltd (“BMT”) is a company controlled by the director of MIL. In 2007, HTW purchased materials and goods from BMT in the amount of $349,695. In 2006, HTW sold goods to BMT in the amount of $1,226,663. The remaining balance is interest free, unsecured and has no fixed repayment term. The balances at December 31, 2007 and 2006 represent advances for purchases. Also see Note 4.

(h)
Hi-Tech Wealth Holding Co. Ltd. (“HTWH”) is an investment of MIL. The balance was interest free, unsecured and had no fixed repayment term. Also see Note 3. The balance as of December 31, 2006 represented advances, which were interest free, and settled in 2007.

(i)
Beijing Hi-Tech Wealth Investment and Development Co. Ltd. was a former minority shareholder of HTW. The balance is interest free, unsecured and has no fixed repayment term. The balance at December 31, 2007 represents an advance for purchases. Also see Notes 1 and 15.

(j)
Beihai Hi-Tech Wealth Electronic Product Co. Ltd. (“BH HEP”) is a company controlled by a director of MIL. In 2007, the Company purchased raw materials and goods from BH HEP in the amount of $14,807. The balance at December 31, 2007 and 2006 represent advances for purchases. The remaining balance is interest free, unsecured and has no fixed repayment term.

(k)
Due from/to employees are interest-free, unsecured and have no fixed repayment terms. The amounts due from/to employees primarily represent advances to/amount due to sales personnel for business related expenses.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

7.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2007	December 31, 2006
At cost:
Buildings	$14,302,151	$13,262,655
Machinery	3,331,587	2,711,482
Motor vehicles	184,829	144,635
Office equipment	367,941	223,294
Other equipment	651,415	472,024
	18,837,923	16,814,090
Less: Accumulated depreciation
Buildings	1,182,825	743,418
Machinery	1,181,670	639,740
Motor vehicles	96,121	58,400
Office equipment	142,139	77,191
Other equipment	149,951	34,212
	2,752,706	1,552,961
Plant and equipment, net	$16,085,217	$15,261,129

The net book value of buildings pledged for certain bank loans at December 31, 2007 and 2006 is $13,808,003 and $10,796,659, respectively. Also see Notes 10 and 11.

Depreciation expense for 2007 and 2006 was $1,199,746 and $746,014, respectively. During the year ended December 31, 2006, $2,218,612 of the construction in progress was transferred to buildings.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

8.	LAND USE RIGHT

Land use right consists of the following:

	December 31, 2007	December 31, 2006

Cost	$2,521,217	$2,521,217
Less: Accumulated amortization	235,313	184,889
Land use right, net	$2,285,904	$2,336,328

Amortization expense for the years ended December 31, 2007 and 2006 is $50,425 and $50,424, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007	$50,425
2008	50,425
2009	50,425
2010	50,425
2011	50,425
Thereafter	2,033,779
Total	$2,285,904

The net book value of the land use right is pledged for certain bank loans at December 31, 2007 and 2006 is $2,285,904 and $2,336,328, respectively. Also see Notes 10 and 11.

9.	GOODWILL

On March 27, 2007, MIL acquired from Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”), the minority owners of HTW, their remaining interest in HTW. The acquisition cost was 3,000,000 shares of the Company's common stock valued at the closing share price of $2.01 on March 27, 2007, when the transaction was approved by the PRC Government and consummated. The total stock value was $6,030,000. Also see Notes 6, 16 and 19.

The accompanying consolidated financial statements include the allocation of the acquisition cost to the net assets acquired based on their respective fair values. The fair value of net assets acquired was $1,789,158, and total consideration paid was $6,030,000. The excess of acquisition cost over the consideration paid was recognized as goodwill of $4,240,842.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

10.	SHORT-TERM DEBT

Short-term debt consists of the following:

Bank Loans	December 31, 2007	December 31, 2006

Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb9,000,000, due December 21, 2007, monthly interest only payments at 7.956% per annum, secured by a building and a land use right of the Company. Also see Notes 6 and 7.	$-	$1,152,561

Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb8,000,000, due December 26, 2008, monthly interest only payments at 9.712% per annum, secured by the building and land use right of the Company. Also see Notes 6 and 7.	1,093,778	-

Agricultural Bank of China, Beihai Branch, outstanding principal of Rmb15,000,000, due September 11, 2008, monthly interest only payments at 8.424% per annum, secured by a land use right of the Company. Also see Note 7.	2,050,833	-

Total short-term bank loans	$3,144,611	$1,152,561

Notes Payable to Unrelated Companies:

Beijing HuayuJicheng Trading Co., Ltd. , due October 31, 2008	$1,809,465	$-
Beijing HuayuJicheng Trading Co., Ltd. , due August 31, 2008	202,349	-
Beijing Bowei Technology Co., Ltd. , due December 31, 2008	68,361	-
Beijing Yuanmingyitong Technology Co., Ltd. , due July 20, 2008	77,375	-
Beijing HuayuJicheng Trading Co., Ltd. , due November 11, 2007	-	204,900
Beijing Yanxin Times Science & Technology Co. , due November 11, 2007	-	38,419
Shanghai Yulin Trading Co. , due November 11, 2007	-	1,024,498
Subtotal	2,157,550	1,267,817

Notes Payable to Related Companies:

Hi-Tech Wealth Holding Co. Ltd., due October 1, 2008	21,478	-
Beijing Hi-Tech Wealth Mobile Communication Technology Co., Ltd., due November 4, 2008	12,305	-
Subtotal	33,783	-

Total notes payable	2,191,333	1,267,817

Total short-term debt	$5,335,944	$2,420,378

Interest expense for 2007 and 2006 was $549,881 and $432,717, respectively.

Notes payable to unrelated and related companies are interest-free and unsecured.

Beijing Hi-Tech Wealth Mobile Communication Technology Co., Ltd. has a common director with MIL. Also see Note 6.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

11.	LONG-TERM BANK LOANS

The long-term bank loans consist of the following:

	December 31, 2007	December 31, 2006
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb27,500,000, at an interest rate of 6.1425% (2005: 5.8590%) per annum, secured by building, a land use right and construction in progress of HTW. The loan was due on July 31, 2007, and was paid in December 2007. Also see Notes 7 and 8.	$-	$3,521,713

Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb20,000,000, at an interest rate of 6.1425% (2005: 5.8590%) per annum, secured by the land use right of HTW. The loan was due on July 31, 2007, and was paid in December 2007. Also see Note 8.	-	2,561,246

Agricultural Bank of China, Beihai Branch, due November 18, 2006, outstanding principal of Rmb15,800,000, monthly interest only payment at 11.340% after due date and 5.7645% before due date per annum, respectively, secured by a guarantee of an unrelated company. It was paid in August 2007.	-	2,023,384

Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb42,700,000, at an interest rate of 9.711% per annum, secured by the building and a land use right of HTW. The loan is due on December 31, 2010. Also see Notes 7 and 8.	5,838,039	-
Total long-term bank loans	$5,838,039	$8,106,343
Less: Current portion	(1,093,778)	(8,106,343)

Long-term portion	$4,744,261	$-

Interest expense for 2007 and 2006 was $266,009 and $390,402, respectively.

The long-term bank loan is due as follows:

Year Ending December 31,	Amount
2008	$1,093,778
2009	1,367,222
2010	3,377,039
$5,838,039

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

12.	CONVERTIBLE NOTES

Convertible notes are as follows:

	December 31, 2007	December 31, 2006

Origination on September 5, 2006, outstanding principal of $165,000, due on September 5, 2007 at an interest rate of 8% per annum. Both principal and interest had been secured by cash proceeds of $250,000 received by General Components, Inc., a Cayman Islands company, from the disposition of the VOIP operations under an assets purchase agreement which was consummated on November 6, 2006. On September 5, 2007, all notes and accrued interest were converted to common stock.	$-	$165,000

Origination on November 1, 2006, outstanding principal of $2,000,000, net of discount of $33,831, due on May 1, 2007 at an interest rate of 24% per annum and accrued interest of $78,904 at December 31, 2006 payable on maturity. On February 8, 2007, all notes and accrued interest were converted to Series B preferred stock.	-	1,966,169

Origination on December 11, 2006, outstanding principal of $4,000,000, net of discount of $2,245,482, due on June 11, 2007 at an interest rate of 24% per annum and accrued interest of $52,603 at December 31, 2006 payable on maturity. On February 8, 2007, all notes and accrued interest were converted to Series B preferred stock.	-	1,754,518

Total	$-	$3,885,687

September 5, 2006 Notes

The notes were convertible at the option of the holder at any time on or before maturity on September 5, 2007 into shares of the Company common stock at a conversion price of $0.50 per share. Interest on the notes was payable on the maturity date or the earlier conversion of such principal amount of the notes. For 2007 and 2006, $8,969 and $4,231 were recognized as interest expense, respectively.

On September 5, 2007, all notes and accrued interest were converted into 356,400 shares of common stock.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

12.	CONVERTIBLE NOTES (CONTINUED)

November 1, 2006 Notes

The Company sold in a private placement $2,000,000 principal amount of 24% unsecured notes due May 1, 2007, with common stock purchase warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable any time after November 1, 2006 through November 1, 2009. There was no beneficial conversion feature at the time of the sale of the notes.

The fair value of the warrants of $50,470 at the time of issuance was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.60%
Expected life	3 years
Expected volatility	35.59%
Expected dividend yield	0%

The fair value of the warrants was recorded as additional paid-in capital and a discount to the notes and was being amortized over the term of the notes.  At December 31, 2006, the unamortized discount on the notes was $33,831. Amortization of the discount to the notes as interest expense for 2006 was $16,639. Accrued interest at December 31, 2006 was $78,904. Interest on the notes was payable on the maturity date or the earlier conversion of such principal amount of the notes.

Interest expense for 2007 was $49,096. Amortization of discount to interest expense for 2007 amounted to $33,831.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

12.	CONVERTIBLE NOTES (CONTINUED)

December 11, 2006 Notes

The Company sold in a private placement $4,000,000 principal amount of 24% unsecured notes due June 11, 2007, with common stock purchase warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable any time after December 11, 2006 through December 11, 2009.

The fair value of the warrants of $261,351 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.60%
Expected life of options	3 years
Expected volatility	35.59%
Expected dividend yield	0%

The convertible notes also contained a beneficial conversion feature, and the intrinsic value at the date of issuance of the notes amounted to $2,261,351. The fair value of the warrants and the intrinsic value of the beneficial conversion feature of $2,522,702 was recorded as a discount to the notes and an increase to additional paid-in capital. The discount was being amortized over the term of the notes.  At December 31, 2006, the unamortized discount on the notes was $2,245,482, and the amortization of discount to the notes for 2006 was $277,220. Interest on the notes was payable on the maturity date or the earlier conversion of such principal amount of the notes. Accrued interest at December 31, 2006 was $52,603.

Interest expense for 2007 was $99,397. Amortization of discount to interest expense for 2007 amounted to $2,245,481.

Before the maturity of the notes, the notes were convertible into Series B Preferred Stock having an annual preferred dividend of 6% and conversion rights entitling the holders to convert such shares into common stock of the Company at a conversion price of $1.00 per share.

On February 8, 2007, $6,000,000 unsecured convertible notes with accrued interest expense of $280,000, which were issued on November 1, 2006 and December 11, 2006, were converted into 125.6 shares of Series B Preferred Stock. Also see Note 16.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

13.	SECURED NOTES

Secured notes are as follows:

December 31, 2007

Origination on June 15, 2007, outstanding principal of $5,000,000, net of discount of $1,093,454, due on June 14, 2008 at an interest rate of 10% per annum and accrued interest of $273,973 at December 31, 2007 payable in October 2007 or maturity. Both principal and interest have been secured by four patents for intellectual properties.	$4,505,699

Origination on August 2, 2007, outstanding principal of $5,000,000, net of discount of $1,093,454, due on June 14, 2008 at an interest rate of 10% per annum and accrued interest of $208,219 at December 31, 2007 payable in October 2007 or maturity. Both principal and interest have been secured by four patents for intellectual properties.	4,361,902

Total secured notes	$8,867,601

On June 15, 2007 and August 2, 2007, the Company sold in a private placement of $10,000,000 principal amount of 10% secured notes due June 14, 2008 (the “Secured Notes”), with common stock purchase warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $2.50 per share (the “Warrants”), exercisable any time after June 15, 2007 and August 2, 2007, respectively, through June 14, 2012.

The Secured Notes are secured by intellectual properties of solar powered mobile (the “Secured Properties”), which are the patents for solar powered mobile. The Secured Properties are owned by BJ HID and they agreed to sell the patents to MIL under the binding term sheet entered on February 8, 2007. Also see Note 15.

Holders of the Notes are entitled to the protection of the covenants: At any time the secure notes are outstanding, if the Company's shareholders' Equity is less than twenty-five million dollars, the Company should make all sums of principle and interest upon demand.

The fair value of the Warrants of $2,186,908 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.88%
Expected life of options	5 years
Expected volatility	37.28%
Expected dividend yield	0%

The fair value of the Warrants was recorded as a discount to the secured notes and an increase to additional paid-in capital. The discount is being amortized over the term of the notes.  Also see Note 17.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

13.	SECURED NOTES (CONTINUED)

The placement costs of $983,767 relating to the issuance of secured notes were recorded as debt issue costs and are being amortized over the term of the notes.

For 2007, $1,054,509 and $515,558 of amortization of discount and debt issue costs, respectively, were recognized as other expense.

On January 11, 2008, the principal of $10,000,000 of secured notes and all accrued interests were fully repaid and settled. At that same time, all pledged properties have been released accordingly. Also see Note 15 and 21.

14.	INCOME TAXES

(a)	CorporationIncome Tax (“CIT”)

In 2006, HTW applied to the local tax authority for a favorable corporate income tax rate of 15% for companies registered in the western zone of PRC, which was approved in December 2006.  As a result, the corporate income tax rate applicable to HTW was changed from 24% to 15%. The Company adjusted its deferred taxes, accordingly.

According to the relevant taxation laws in the PRC, HTW is entitled to a 50% tax reduction from 2005 to 2007 with 7.5% CIT rate for year 2007. BJ HCT is a subsidiary of MIL, and its applicable CIT rate is 27% in 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). -- AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

14.	INCOME TAXES (CONTINUED)

The Company filed certain tax returns in China. As of December 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalty related to uncertain tax positions.

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%, replacing the current applicable tax rate of 33%. The company believes some of the tax concession granted to eligible companies prior to the new CIT law will be grandfathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company expects they will get the approval of 15% favorable rate from 2008 to 2010, because HTW is located in western zero. Effects arising from the enforcement of the new CIT Law are reflected into the accounts by best estimation method.

Income tax expense for the years ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Current:
CIT	$(139,296)	$(451,998)
Deferred:
CIT	(713,132)	113,121

Income tax expense	$(852,428)	$(338,877)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

14.	INCOME TAXES (CONTINUED)

(a)	Corporation Income Tax (“CIT”) (Continued)

The Company’s income tax expense differs from the “expected” tax (expense) benefit for the years ended December 31, 2007 and 2006 (computed by applying the CIT rate of 33 percent and 15 percent to income before income taxes, respectively) as follows:

	2007	2006
Computed “expected” benefit (expense)	$1,759,387	$(784,151)
Permanent differences	390,426	(17)
Tax rate adjustment	20,070	(162,358)
Effect of favorable tax rates	72,287	607,649
Valuation allowance	(3,094,598)	-

Income tax expense	$(852,428)	$(338,877)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Current portion:
Advertising expenses	-	681,073
Sales and returns	6,267	20,182
Bad debt provision	849,226
Selling expenses	51,841	-
Financial expenses	9,489	-
Stock provision	162,600	-
Processing expenses	24,722	173,431
Administrative expenses	102,432	54,462
Research and development costs	13,413	7,761
Loss carry forward	79,348	-
Loss from disposition of discontinued operations	10,254	-
Other	-	773
Less: Valuation allowance	(872,076)	-
Subtotal	437,516	937,682

Non-current portion:
Depreciation	$76,298	$46,610
Loss carry forward	2,146,224	-
Less: Valuation allowance	(2,222,522)	-
Subtotal	-	46,610

Total deferred tax assets	437,516	984,292

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

14.	INCOME TAXES (CONTINUED)

(a)	Corporation Income Tax (“CIT”) (Continued)

	2007	2006
Deferred tax liabilities:
Current portion:
Sales	$(543,230)	$(406,817)
Accrued expenses	(11,531)	-
Subtotal	(554,761)	(406,817)

Non-current portion:
Translation reserves	(136,149)	(136,149)

Total deferred tax liabilities	(690,910)	(542,996)
Net deferred tax assets (liabilities)	$(253,394)	$441,326

(b)	Tax Holiday Effect

For 2007 and 2006 the PRC corporate income tax was 33%. Certain subsidiaries of the Company were entitled to tax exemptions or lower tax rates (tax holiday) for 2007 and 2006.

(Loss) income before income tax expense of $(22,131,331) and $3,348,962 for 2007 and 2006, respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for 2007 and 2006 is $852,428 and $338,877, respectively.

The combined effects of the income tax expense exemptions available to the Company for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Tax holiday effect	72,286	607,649
Basic net income (loss) per share effect	0.00	0.03

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

14.	INCOME TAXES (CONTINUED)

(c)	Value Added Tax (“VAT”)

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

The VAT payable of $113,794 and $407,336 at December 31, 2007 and 2006, respectively, is included in other payables and accrued expenses in the accompanying consolidated balance sheets.

For the years ended December 31, 2007 and 2006, $229,150 and $0 was received as a VAT refund from the PRC Government, respectively, which was recognized as other income.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

15.	COMMITMENTS

(a)	Operating Lease Commitments

The Company occupies plant and office space leased from third parties. Accordingly, for the years ended December 31, 2007 and 2006 the Company recognized rental expense for these spaces of $323,453 and $0, respectively.

As of December 31, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Year Ending December 31	Amount
2008	$178,665
2009	34,426
$213,091

(b)	Capital Commitment

On February 8, 2007, the Company entered into a binding term sheet whereby BJ HID agreed to sell, and the Company agreed to purchase, the technology, patents and all intellectual property rights related to solar powered mobile phones owned by BJ HID for $10,000,000, which is payable in 10 equal installments of $1,000,000. Each such installment will be due and payable following the sale by the Company of 100,000 solar power phones.

In 2007, the Company sold 12,028 solar powered mobile phones. A total license fee of $120,280 was recorded in cost of goods sold according to the quantity of the solar powered phones sold. For each solar mobile phone sold, a license fee of $10 will be due to BJ HID.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

16.	OTHER SHAREHOLDERS’ EQUITY TRANSACTIONS

(a)	Pledge of Common Stock

On October 13, 2006, the Company (the “Pledgor”) entered into a Share Release and Pledge Agreement (“Share Release Agreement”) with Warburg Pincus Asia LLC (“Security Trustee”) for pledging 14,162,991 shares of common stock and 22,037,009 warrants (“Pledged Collateral”), amounting to 50.6% of the equity interest of the Company at December 31, 2006. The pledge guarantees a non-compete agreement with Sincere Kingdom Limited, a technology research and development company. If the Pledge fail to adhere to the non-compete agreement, as the vendor of the Smartphone software solution, and/or employ the key employee of Sincere Kingdom Limited, the Security Trustee may take any or all of the following actions at the Pledge’s expense and without prior notice to the Pledge except as required under applicable law: a) give notice of such failure to any person, collect dividends and other amounts constituting or payable in respect of Pledged Collateral, and enforce all rights of each Pledgor in the Pledged Collateral, b) take possession of any or all of Pledged Collateral, c) foreclose its lien upon any or of the Pledgor Collateral, d) sell, lease or otherwise dispose of any or all of the Pledged Collateral at public of private sale, e) pledge or otherwise encumber any or all the Pledged Collateral, and f) exercise any or all other right or remedies available to the Security Trustee under applicable law. Under the Share Release Agreement, the pledge would be released upon the earlier occurrence of a) after February 28, 2007, each of the Pledgor receive an offer of share transfer or sale of the Company’s common stocks and warrants, or after February 28, 2007, the Company completes a firm-commitment underwritten public offering of the Company’s stock on any national exchange market with international reputation and standing, duly approved by the Board of the Company, b) the date on which the WP Parties, which consist of Warburg Pincus Private Equity VIII, L.P., Warburg Pincus Netherlands Private Equity VIII I, C.V., Warburg Pincus Germany Private Equity VIII K.G., Warburg Pincus International Partners, L.P., Warburg Pincus Netherlands International Partners I, C.V., and Warburg Pincus Germany International Partners, KG, no longer hold any equity securities in Sincere Kingdom Limited, and c) February 28, 2008. Based on the above terms the shares pledged have been released.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

16.	OTHER SHAREHOLDERS’ EQUITY TRANSACTIONS (CONTINUED)

(b)	Unregistered Sales of Equity Securities

On February 8, 2007, the Company completed a $13,250,000 financing through the issuance of 265 shares of its Series B preferred stock, with a stated value of $50,000 per share, and an annual preferred dividend of 6%, to both new investors of 145 shares and holders of the $6,000,000 unsecured convertible notes (the “Notes Holders”) of 120 shares. In additions, the accrued interest of $280,000 to the Notes Holders was also converted into 5.6 shares of Series B preferred stock and issued to the Notes Holders. Then, 125.6 shares of Series B preferred stock was issued to the Notes Holders. The Company paid to the placement agent of this financing a placement fee of $927,500 in the form of 18.55 shares of Series B preferred stock for services rendered in the private placement. In April 2008, the Company is negotiating liquidated damages to the Series B preferred stockholders of $1,445,750 in the form of common stock for the default for not registering the Series B preferred stock on or before July 2, 2007. The exact number of shares is still under discussion and negotiation with the Series B preferred stockholders. Also see Notes 12 and 21.

(c)	Exercises of Warrants

On March 2, 2007, the former owners of MIL exercised all their warrants issued under the share exchange transaction with the Company on October 27, 2006. The Company recognized the value of shares issued as additional paid in capital in connection with the exercise of 28,013,280 warrants. Also see Note 17.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

16.	OTHER SHAREHOLDERS’ EQUITY TRANSACTIONS (CONTINUED)

(d)	Series B Preferred Stock Rights

On February 8, 2007, the Company completed a $13,250,000 financing through the issuance of 265 shares of its Series B preferred stock to both new investors and holders of $6,000,000 in aggregate principal amount of its outstanding convertible notes, plus 5.6 shares of Series B preferred stock issued in respect of accrued interest on such convertible notes.

Each share of Series B preferred stock has a stated value of $50,000 and holders of the Series B preferred stock are entitled to cumulative dividends at an annual rate of 6%, which may be paid in cash or, under certain circumstances, shares of common stock of the Company. Each share of Series B preferred stock is convertible at the option of the holder into 50,000 shares of common stock, subject to adjustment pursuant to customary anti-dilution provisions and a blocker provision that limits such convertibility in the event the holder would become the holder of more than 4.99% of the outstanding common stock of General Components. The Series B preferred stock is mandatorily convertible into common stock at any time after the effectiveness of the registration statement referred to below in the event either (i) the common stock of the Company trades at $2 or more for 20 out of 30 consecutive trading days with average daily trading volume for each trading day in excess of 30,000 shares or (ii) The Company consummates and public offering of its common stock raising at least $10 million in proceeds. The holders of the Series B preferred stock may require the redemption of such shares for cash upon the occurrence of certain change in control events.  In the event of any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of Series B Preferred Stock shall be entitled to receive out of the assets of the Corporation, for each one (1) share of Series B Preferred Stock, before any payment or distribution shall be made in respect of any Junior Securities, cash in an amount equal to $50,000 (the “ Stated Value”), plus an amount equal to all accrued but unpaid dividends thereon to the date of such payment.  The holders of Series B Preferred Stock shall not be entitled to vote on any matters on which the holders of Common Stock shall be entitled to vote.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

17.	WARRANTS

The warrants consist of the following:

	Activity	Weighted Average Exercise Price
Outstanding as of January 1, 2006
Granted	28,713,280	$0.024
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2006	28,713,280	0.024
Granted	4,406,250	1.588
Exercised	(28,013,280)	(0.000)
Cancelled	-	-
Outstanding as of December 31, 2007	5,106,250	$1.612

(a)	Warrants Granted to Financial Advisors

According to the executed financial advisory agreements signed February 5, 2007, the Company issued 1,250,000 warrants to purchase common stock within 3 years from the date of issuance to financial advisors as compensation for their financial advisory services from February 8, 2007 to February 7, 2010. The warrants are forfeitable and were valued at $1,597,164 using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.70%
Expected life	3 years
Expected volatility	35.59%
Expected dividend yield	0%

In 2007, $488,022 of financial advisory fees was recognized as general and administrative expenses and additional paid-in capital.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

17.	WARRANTS (CONTINUED)

(b)	Warrants Granted to Placement Agent

On February 8, 2007, the Company granted warrants for 1,656,250 shares of common stock to the placement agent for the sales of the Series B preferred stock.
The warrants are non-forfeitable and were valued at $2,116,243 using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.70%
Expected life	3 years
Expected volatility	35.59%
Expected dividend yield	0%

The fair value was recorded as an increase and decrease to additional paid-in capital. Also see Note 16.

(c)	Warrants Granted to Secured Notes Holders

On June 15, 2007, the Company granted warrants for 1,500,000 shares of common stock to the secured notes holders in connection with the issuance of secured notes. The warrants are non-forfeitable and were valued at $2,186,908 using the Black-Scholes option-pricing model. Also see Note 13.

(d)	Exercises of Warrants

On March 2, 2007, the former owners of MIL exercised all their warrants issued under the share exchange transaction with the Company on October 27, 2006. Also see Note 16.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

18.	DISCONTINUED OPERATIONS

(a)	Sale of Business

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

The following is the unaudited pro forma net income and basic and diluted net income per share of the Company for the years ended December 31, 2006 assuming the disposal of business was completed on January 1, 2006.

2006

Net income	$4,617,176

Net income per share
- Basic	$0.23
- Diluted	$0.18

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

18.	DISCONTINUED OPERATIONS (CONTINUED)

(b)	Sale of Subsidiary in Cayman Islands

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

The following represents the assets and liabilities sold of at the date of disposal

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASOF DECEMBER 31, 2007 AND 2006

18.	DISCONTINUED OPERATIONS (CONTINUED)

(b)	Sale of Subsidiary in Cayman Islands (Continued)

The following is the unaudited pro forma net income and basic and diluted net income per share of the Company for the years ended December 31, 2006 assuming the disposal was completed on January 1, 2006.

2006

Net income	$4,230,595

Net income per share
- Basic	$0.21
- Diluted	$0.17

(c)	Sale of Subsidiary in Beijing

On December 28, 2006, HTW entered into an agreement to sell its 50% interests on Beijing Mobile Communication Technology Co., Ltd (“BMCT”), a 50% subsidiary of HTW, to another owner of BMCT at the consideration of $65,106. The transaction was approved by PRC Government and consummated on March 28, 2007.

The following represents the assets and liabilities sold at the date of the disposal:

March 28, 2007
Assets	$2,871
Total assets sold	2,871

Liabilities	(325)
Total liabilities sold	(325)

Total net assets	2,546

Share percentage	50%

Net assets disposed	$1,273

Consideration	-

Gain on disposal	$1,273

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

18.	DISCONTINUED OPERATIONS (CONTINUED)

(c)	Sale of Subsidiary in Beijing (Continued)

In connection with the agreements, the business operations of BMCT were no longer operations and subsidiaries of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of BMCT was presented separately as “discontinued operations”. The loss from discontinued operations of $0 for the year ended December 31, 2007 is reflected in the Company’s consolidated statement of income for the year ended December 31, 2007.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operation” and “liabilities of discontinued operation”, in the accompanying balance sheet at December 31, 2006.

The following is the unaudited pro forma net (loss) income and basic and diluted net (loss) income per share of the Company for the years ended December 31, 2007 and 2006 assuming the sale of company was completed on January 1, 2007 and 2006.

	2007	2006

Net (loss) income	$(24,733,048)	$4,549,642

Net (loss) income per share
- Basic	$(0.46)	$0.23
- Diluted	$(0.46)	$0.18

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

18.	DISCONTINUED OPERATIONS (CONTINUED)

(d)	Sale of Subsidiary in Beihai

On June 13, 2007, HTW entered into an agreement to sell its 90% interests on Beihai Hi-Tech Wealth Electronic Products Co., Ltd (“HEP”), a 90% subsidiary of HTW, to Beijing Hi-Tech Wealth Investment and Development Company Limited (“BJ HID”) for $237,554. The transaction was approved by PRC Government and consummated on July 3, 2007.

The following represents the assets and liabilities sold at the date of the disposal:

July 3, 2007
Plant and equipment, net	$6,575
Cash and cash equivalents	31,219
Amounts due from related companies	236,596
Total assets sold	274,390

Other payables	(43)
Amount due to related companies	(74,436)
Total liabilities sold	(74,479)

Total net assets	199,911

Share percentage	90%

Net assets disposed	179,920

Consideration	237,554

Gain on disposal	$57,634

In connection with the agreements, the business operations of HEP were no longer operations and subsidiaries of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of HEP was presented separately as “discontinued operations”. The loss from discontinued operations of $1,546 for the year ended December 31, 2007 is reflected in the Company’s consolidated statement of income for the year ended December 31, 2007.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operation” and “liabilities of discontinued operation”, in the accompanying balance sheet at December 31, 2006.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

18.	DISCONTINUED OPERATIONS (CONTINUED)

(d)	Sale of Subsidiary in Beihai (Continued)

The following is the unaudited pro forma net (loss) income and basic and diluted net (loss) income per share of the Company for the years ended December 31, 2007 and 2006 assuming the sale of company was completed on January 1, 2007 and 2006.

	2007	2006

Net (loss) income	$(24,731,502)	$4,558,575

Net (loss) income per share
- Basic	$(0.46)	$0.23
- Diluted	$(0.46)	$0.18

(e)	Sale of Subsidiary in Hong Kong

On October 29, 2007, MIL disposed 100% of the equity interest of Euro Asia, a Hong Kong corporation, for HK$100,000, equivalent to $12,838. Prior to the disposal, Euro Asia was a 100% holding company of BJ HTS. The following represents the assets and liabilities sold at the date of the disposal:

October 29, 2007
Plant and equipment, net	$49,708
Cash and cash equivalents	14,615
Notes receivable	6,540,115
Other assets	421,155
Total assets sold	7,025,593

Notes payable	(1,154,857)
Customers deposits	(1,419,005)
Other payables	(1,003,756)
Payroll payables	(364,336)
Total liabilities sold	(3,941,954)

Total net assets	3,083,639

Share percentage	100%

Net assets disposed	3,083,639

Consideration	12,838

Loss on disposal	$(3,070,801)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

18.	DISCONTINUED OPERATIONS (CONTINUED)

(e)	Sale of Subsidiary in Hong Kong (Continued)

In connection with the agreements, the business operations of Euro Asia and its subsidiaries were no longer operations and subsidiaries of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of Euro Asia and its subsidiaries was presented separately as “discontinued operations”. The loss from discontinued operations of $1,365,956 for the year ended December 31, 2007 is reflected in the Company’s consolidated statement of income for the year ended December 31, 2007.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operation” and “liabilities of discontinued operation”, in the accompanying balance sheet at December 31, 2007.

The following is the unaudited pro forma net (loss) income and basic and diluted net (loss) income per share of the Company for the years ended December 31, 2007 and 2006 assuming the sale of company was completed on January 1, 2007 and 2006.

	2007	2006

Net (loss) income	$(26,099,004)	$2,844,797

Net (loss) income per share
- Basic	$(0.48)	$0.14
- Diluted	$(0.48)	$0.11

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

19.	BUSINESS COMBINATIONS

(a)	Acquisition of Company

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

October 27, 2006
Plant and equipment, net	$11,091
Cash and cash equivalents	59,693
Other receivable and prepayments	3,046
Amount due from related parties	2,326,342
Other assets	443,357
Total assets purchased	2,843,529

Other payables and accrued expenses	(2,535,908)
Deferred taxes	(198,713)
Other liabilities	(96,070)
Total liabilities assumed	(2,830,691)

Total net assets	12,838

Share percentage	100%

Net assets acquired	12,838

Total consideration paid	$12,838

The following is the unaudited pro forma net income (loss) and basic and diluted net income (loss) per share of the Company for the years ended December 31, 2006 assuming the acquisition of company was completed on January 1, 2006.

2006

Net income	$7,529,404

Net income per share
- Basic	$0.38
- Diluted	$0.30

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

20.	SEGMENT INFORMATION

The Company operates two and one business segments for the years ended December 31, 2007 and 2006 respectively. The two segments in 2007 and 2006 are the development, production and distribution of mobile phone products and mobile application software within China. The Company's segment information for 2007 and 2006 are as follows:

Year Ended December 31, 2007	Smart Phone	Software	Corporate	Consolidated

Revenues	$43,506,827	$-	$-	$43,506,827
Advertising	6,184,486	-	-	6,184,486
Other operating expenses	14,068,667	-	2,556,556	16,625,223
Operating loss	16,009,698	-	-	16,009,698

December 31, 2007
Identifiable assets	$46,936,438	$2,690,378	$1,814,536	$51,441,352

Year Ended December 31, 2006	Smart Phone	Software	Corporate	Consolidated

Revenues	$60,097,086	-	$-	$60,097,086
Advertising	13,677,979	-	-	13,677,979
Other operating expenses	2,197,890	-	1,020,825	3,218,715
Operating income	3,348,963	-	-	3,348,963

December 31, 2006
Identifiable assets	$40,232,778	$8,090,790	$-	$48,323,568

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

21.	SUBSEQUENT EVENTS

(a)	Issuance of Global Notes and Warrants

On January 11, 2008, the Company sold in a private placement of $20,661,157 (Rmb150,000,000) principal amount of 9.5% per annum global notes due January 10, 2014 (the “Global Notes”) subject to increase by an additional 5% per annum in the event that the Company’s common stock is not listed on a recognized stock exchange by January 12, 2009, with common stock purchase warrants to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Exercise Price”), exercisable any time after January 1, 2008 through June 30, 2014.

The Exercise Price shall be subject to a contingent downward price adjustment on the six month anniversary of the date hereof and upon the expiration of each subsequent six month period (each, a “Reset Date”), such that if the volume weighted average closing price per share of common stock for the 20-trading day period immediately prior to the applicable Reset Date is less than the then applicable Exercise Price (such lower volume weighted average closing price, the “Reset Exercise Price”), the Exercise Price shall automatically be changed to the Reset Exercise Price; provided, however, that notwithstanding the foregoing, in no event shall the Reset Exercise Price be less than $1.00 per share (as adjusted proportionally for stock dividends, stock splits, combinations, recapitalizations and the like).

This fair value of the warrants will be recorded as a discount to the face amount of the Global Notes and will be amortized over the life of the Notes.  The arrangement fee and service fee will be recorded as debt issue cost and will be amortized over the life of the Notes.

The fair value of the Warrants of $401,741 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	3.375%
Expected life	6.5 years
Expected volatility	35.57%
Expected dividend yield	0%

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

21.	SUBSEQUENT EVENTS (CONTINUED)

(a)	Issuance of Global Notes and Warrants (Continued)

Holders of the Notes are entitled to the protection of certain customary covenants, including limitations on the Companies ability to incur additional debt or liens on any Company property, limitations on asset sales, payments of dividends, and certain types of restricted payments, a limitation on the Company’s ability to pledge capital stock of any subsidiaries and a limitation on senior management’s ability to transfer shares.  The Company must maintain a fixed charge coverage ratio, for the four fiscal quarters, of at least 3.5 to 1.00, a leverage ratio for the four fiscal quarters, not exceeding 4.0 to 1.00. The Notes are mandatorily redeemable in tranches beginning on the third anniversary of the issuance. In addition, the Company is obligated to repurchase the securities in the event of a change of control, sales of significant assets or a delisting of the Company’s common stock at purchase prices of 105%, 100% and 105%, respectively, of the principal amount.   Additionally, the Company has agreed to file a resale registration statement for the shares of common stock issuable upon exercise of the Warrants. The principal shareholders of the Company have also entered into arrangements with Abax Lotus Ltd. that grant broad management veto rights in favor of Abax Lotus Ltd.  Abax Lotus Ltd. received an arrangement fee of $2,000,000 and a service fee of $150,000 in connection with the financing.

(b)	Repayment of Secured Notes

On January 11, 2008, the Company fully settled all outstanding principal and interest of the Secured Notes. Consequently, all Secured Properties under the Secured Notes have been released.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY KNOWN AS HI-TECH WEALTH INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

21.	SUBSEQUENT EVENTS (CONTINUED)

(c)	Formation of New Company

On January 31, 2008, MIL formed a wholly owned foreign enterprise, Beijing Hi-Tech Super Net Technology Development Co., Ltd. in China with registered capital of $5,000,000 to carry out TV-shopping services operations.

(d)	Issuance of 6% Series B preferred stock dividends

On March 14, 2008, the Company agreed to issue the 6% preferred stock Series B preferred stockholders dividends totaling $764,373 in the form of 1,415,507 shares of common stock for the year ended December 31, 2007.

(e)	Intellectual Patent Registration

On March 26, 2008, the Company’s subsidiary Beijing Hi-Tech Wealth Communication Technology Development Ltd submitted registration application to the Chinese Government Intellectual Patent Agency as the new owner of five approved solar power technology patents to replace Beijing Hi-Tech Wealth Investment Limited. Two patent registration have been accomplished and the other three patent registration should be accomplished in short term future.