Form 10-Q
period 2008-03-31
China Mobile Media Technology Inc.
filed 2008-05-21
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

࿶	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2008, there were 60,935,122 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED MARCH 31, 2008 AND 2006 (UNAUDITED)

CONTENTS

PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

PAGE	3-4	CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

PAGES	6-8	CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

PAGES	9-33	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$1,209,360	$300,224
Accounts receivable, net of allowance for doubtful accounts of $5,896,897 and $5,661,556 at March 31, 2008 and December 31, 2007, respectively	14,297,627	11,413,957
Notes receivable, net of discount of $218,549 and $237,066 at March 31, 2008 and December 31, 2007, respectively	6,678,947	5,408,806
Inventories, net of provision of $3,718,893 and $1,084,001 at March 31, 2008 and December 31, 2007, respectively	8,597,230	7,385,441
Due from related parties	102,793	146,909
Prepayments for goods	4,509,131	6,012,788
Debt issue costs	586,850	468,208
Prepaid expenses	1,579,750	160,785
Other receivables and other assets	1,785,800	1,663,177
Due from employees	175,768	105,936
Total current assets	39,523,256	33,066,231

Plant and equipment, net	16,502,682	16,085,217
Land use right, net	2,273,297	2,285,904
Long-term investment	4,000	4,000
Goodwill	4,240,842	4,240,842
Total long-term assets	23,020,821	22,615,963

TOTAL ASSETS	$62,544,077	$55,682,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,798,323	$9,333,376
Other payables and accrued liabilities	2,815,390	3,445,546
Short-term bank loans	3,132,921	3,144,611
Current portion of long-term loans	1,210,447	1,093,778
Secured notes, net of discount of $0 and $1,132,399 at March 31, 2008 and December 31, 2007, respectively	-	8,867,601
Notes payable	2,423,212	2,191,333
Customer deposits	3,665,593	3,783,680
Due to related parties	127,013	561,275
Due to employees	111,870	115,719
Liquidated damages payable	1,445,750	1,445,750
Deferred tax liabilities	-	117,245
Total current liabilities	26,730,519	34,099,914
LONG-TERM LIABILITIES
Long-term bank loans	4,799,066	4,744,261
Global notes	20,973,761	-
Deferred tax liabilities	136,149	136,149
Total long-term liabilities	25,908,976	4,880,410
TOTAL LIABILITIES	52,639,495	38,980,324
COMMITMENTS
SHAREHOLDERS’ EQUITY
Series B Preferred stock, stated value $50,000 per share; authorized 300 shares, 286.15 and 288.65 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	14,307,500	14,432,500
Common stock, par value $0.001 per share; authorized 280,000,000 shares, 60,935,122 and 59,394,615 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	60,935	59,395
Additional paid-in capital	21,996,809	20,574,138
Retained deficit (the restricted portion is $1,202,599 at March 31, 2008 and December 31, 2007)	(28,866,581)	(20,142,287)
Accumulated other comprehensive income	2,405,919	1,778,124
TOTAL SHAREHOLDERS’ EQUITY	9,904,582	16,701,870
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,544,077	$55,682,194

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months Ended March 31,
	2008	2007
REVENUES, NET	$2,097,283	$15,057,006

COST OF GOODS SOLD	2,054,577	10,374,448

GROSS PROFIT	42,706	4,682,558

Selling and distribution	265,925	311,440

Advertising	69,609	1,475,922

Research and development	555,518	-

General and administrative	1,932,695	1,314,586

Provision for obsolete and slow moving inventories	2,634,892	-

(LOSS) INCOME FROM OPERATIONS	(5,415,933)	1,580,610

OTHER INCOME (EXPENSES)

Interest expense, net	(405,604)	(2,076,159)

Non cash interest expense from amortization of discount on global and secured notes	(1,147,075)	(551,394)

Amortization of debt issue costs for global and secured notes	(490,458)	-

Government grants	30,691	115,758

Loss from exchange rate decrease of global notes	(699,670)	-

Other income, net	48,497	9,725
Total Other (Expenses)	(2,663,619)	(2,502,070)

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(8,079,552)	(921,460)

INCOME TAX BENEFIT (EXPENSE)	119,631	(418,001)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(7,959,921)	(1,339,461)

MINORITY INTERESTS’ SHARE OF NET INCOME	-	(99,158)

(LOSS) FROM CONTINUING OPERATIONS	(7,959,921)	(1,438,619)

DISCONTINUED OPERATION

Gain from disposition of discontinued operations	-	1,273

Income from discontinued operations	-	1,555,381
NET GAIN FROM DISCONTINUED OPERATIONS	-	1,556,654

NET (LOSS) INCOME	(7,959,921)	118,035
Dividend to preferred share holders	(764,373)	-
LOSS INCOME TO COMMON SHAREHOLDERS	$(8,724,294)	$118,035

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	$627,795	$168,949

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	627,795	168,949

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	-	(25,342)
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	627,795	143,607
COMPREHENSIVE (LOSS) INCOME	$(7,332,126)	$261,642

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months Ended March 31,
	2008	2007
Weighted average shares outstanding
- Basic	59,608,066	37,504,362
- Diluted	59,608,066	48,424,655

(Loss) income (to common shareholders per share from continuing operations after giving effect to preferred share dividend)
- Basic	$(0.14)	$(0.04)
- Diluted	$(0.14)	$(0.03)

(Loss) income per share from gain (loss) from disposition of discontinued operations
- Basic	$0.00	$0.00
- Diluted	$0.00	$0.00

Income per share from gain from discontinued operations
- Basic	$0.00	$0.04
- Diluted	$0.00	$0.03

Net (loss) income per share to common shareholders
- Basic	$(0.14)	$0.00
- Diluted	$(0.14)	$0.00

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Series B Preferred Stock		Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Shares	Par Value	in Capital	Deficit	Income	Total
BALANCE, DECEMBER 31, 2007	288.65	$14,432,500	59,394,615	$59,395	$20,574,138	$(20,142,287)	$1,778,124	$16,701,870

Issuance of Warrants with Global Notes	-	-	-	-	401,741	-	-	401,741
Issuance of warrants for financial advisory services	-	-	-	-	133,097	-	-	133,097
Conversion of Series B preferred stock into Common stock	(2.50)	(125,000)	125,000	125	124,875	-	-	-
Issuance of common stock as dividend for preferred stockholders	-	-	1,415,507	1,415	762,958	(764,373)	-	-
Foreign currency translation gain	-	-	-	-	-	-	627,795	627,795

Net loss	-	-	-	-	-	(7,959,921)	-	(7,959,921)

BALANCE, MARCH 31, 2008	286.15	$14,307,500	60,935,122	$60,935	$21,996,809	$(28,866,581)	$2,405,919	$9,904,582

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	Three months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,959,921)	$118,035
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	382,931	229,584
Amortization of discounts to global notes and secured notes	1,147,075	551,394
Discounts of convertible notes transferred to interest exp	-	1,727,919
Compensation by issuing warrants to financial advisor	133,097	88,731
Amortization of debt issue cost	490,458	-
Deferred taxes	(119,631)	451,762
Stock provision for obsolete and slow moving inventories	2,634,892	-
Provision for doubtful accounts	235,341	-
Notes receivable discount	80,900	-
Amortization of notes receivable discount	(100,330)	-
Minority interests’ share of net income	-	99,158
Discontinued operation	-	(124,512)

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(3,119,010)	(6,873,943)
Inventories	(3,846,681)	1,171,760
Other receivables, prepaid expenses, and other assets	460,056	3,203,590
Prepayments for goods	1,506,043	(2,544,344)
Due from employees	(69,832)	(114,423)
Discontinued operations	-	(1,658,280)

Increase (Decrease) In:
Accounts payable	2,464,947	(155,669)
Other payables and accrued liabilities	(350,705)	(1,188,108)
Due to employees	(3,848)	-
Taxes payable	(1,644)	(339,775)
Customer deposits	(118,088)	(284,954)
Discontinued operations	-	(1,090,875)
Net cash used in operating activities	(6,153,950)	(6,732,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(837,820)	(133,756)
Disposal of plant and equipment	50,030	-
Proceeds from notes receivable	13,672	125,224
Repayment for notes receivable	(1,264,383)	(51,673)
Deposit for long term investment	-	(200,000)
Discontinued operations	-	(305,082)
Net cash used in investing activities	(2,038,501)	(565,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term bank loans	(11,690)	-
Proceeds from long-term bank loans	171,474	-
Proceeds from notes payable	231,879	230,698
Repayments of notes payable	-	(215,833)
Repayments for secured notes, net	(10,279,452)	-
Proceeds from global notes, net	18,751,728	-
Proceeds from related parties	257,621	-
repayment to related parties	(647,768)	-
Proceeds from issuance of preferred stock	-	7,250,000
Cash received (repayment) to/from related parties, net	-	147,668
Discontinued operations	-	275,347
Net cash provided by financing activities	8,473,792	7,687,880

NET INCREASE IN CASH AND CASH EQUIVALENTS	281,341	389,643

Effect of exchange rate changes on cash	627,795	210,063
Cash and cash equivalents at beginning of year	300,224	165,849
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,209,360	$765,555

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$514,754	$346,038
Income taxes paid	$-	$182,969

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
FOR THE PERIODS ENDED MARCG 31, 2007 AND 2007 (UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
For the three months ended March 31, 2008, warrants to purchase an aggregate of 12,000,000 shares of common stock of the Company (the “Warrants”) were issued to Abax Lotus Ltd. (the “Purchaser”) at an exercise price of $2 per share, subject to a downward adjustment on the six month anniversary of the issuance thereof and at the expiration of each six month period thereafter if the volume weighted average closing price of the Company’s common stock for the 20-day trading period immediately prior to the reset date is less than the Exercise Price, at such lower volume weighted average closing price (the “Reset Price”), provided that such Reset Price shall not be lower than $0.80 per share.

2.	For the three months ended March 31, 2008, the Company issued 6% preferred stock dividends Series B preferred stockholders of $764,373 in form of 1,415,507 shares of common stock.

3.
On December 28, 2006, Beihai Hi-Tech Wealth Technology Development Co., Ltd (“HTW”) entered into an agreement to sell its 50% interest in Beijing Mobile Communication Technology Co., Ltd (“BMCT”) to another owner of BMCT for $0. The transaction was approved by the PRC Government and consummated on March 28, 2007. Also see Note 18.

The following represents the assets and liabilities sold at the date of the disposal:

March 28, 2007
Assets	$2,871
Total assets sold	2,871

Liabilities	(325)
Total liabilities sold	(325)

Total net assets	2,546

Share percentage	50%

Net assets disposed	$1,273

Consideration	0

Loss on disposal	$1,273

4.
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

The following represents the assets and liabilities sold at the date of the disposal:

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
FOR THE PERIODS ENDED MARCG 31, 2007 AND 2007 (UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES (CONTINUED):

July 3, 2007
Plant and equipment, net	$6,575
Cash and cash equivalents	31,219
Amounts due from related companies	236,596
Total assets sold	274,390

Other payables	(43)
Amount due to related companies	(74,436)
Total liabilities sold	(74,479)

Net assets sold

Share percentage	90%

Net assets disposed	$179,920

Consideration	237,554

Gain on disposal	$57,634

5.
On October 29, 2007, MIL disposed of 100% of the equity interest of Euro Asia, a Hong Kong corporation, for HK$100,000, equivalent to $12,838. Prior to the acquisition, Euro Asia was a 100% holding company of BJ HTS. Also see Note 18.

The following represents the assets and liabilities sold at the date of the disposal:

October 29, 2007
Plant and equipment, net	$49,708
Cash and cash equivalents	14,615
Notes receivable	6,540,115
Other assets	421,155
Total assets sold	$7,025,593

Notes payable	$(1,154,857)
Customers deposits	(1,419,005)
Other payables	(1,003,756)
Payroll payables	(364,336)
Total liabilities sold	$(3,941,954)

Total net assets	$3,083,639

Share percentage	100%

Net assets disposed	$3,083,639

Consideration	12,838

Loss on disposal	$(3,070,801)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

Before acquiring Magical Insight Investments Limited (“MIL”), the principal activity of China Mobile Media Technology Inc. and its subsidiaries (the “Company”) was to provide broadband technology for the “last mile” market. The Company’s products were produced by original equipment manufacturers (“OEM”) and sold under the “General Components” and “Reachhome” brands. The Company also developed plastic optical fiber (“POF”) cable technology and related networking equipment. The Company filed patents in the USA and Asia on its proprietary POF technology, related manufacturing process and production machinery. The POF global market did not develop as rapidly as the Company anticipated and the Company deferred the commercialization and launch of POF products and reduced research and development of POF.

Prior to acquiring MIL, while searching for a new business direction, the Company developed a product line of Voice Over Internet Protocol (“VOIP”) to provide the voice communication services within the internet environment. However, since the Company did not have sufficient financial resources to fully develop its new VOIP business, on September 8, 2006, the Company, via its subsidiary, General Components Inc, (“GCI Cayman”), a Cayman Islands corporation, entered into an Asset Purchase Agreement (“APA”) for the sale of its VOIP business. The agreement provided for the sale of the Company’s VOIP business for consideration of $0.The transaction described by the APA closed on November 6, 2006.

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

On February 13, 2007, the Company completed a 1 for 10 reverse split of its outstanding common stock. As a result, all the amounts in the accompanying consolidated financial statements for the years ended December 31, 2007 have been restated to give effect to the 1 for 10 reverse split.

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2007 AND 2007 (UNAUDITED)

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $7,959,921 and $24,733,048 and a negative cash flow from operations of $6,153,950 and $13,607,191 for the period ended March 31, 2008 and December 31, 2007, respectively, and has a retained deficit of $28,866,581 and $20,142,287 at March 31, 2008 and December 31, 2007, respectively.

On February 8, 2007, the Company raised $13,250,000 in a private placement in the form of a sale of shares of Series A, convertible preferred stock (See Note 16). On January 11, 2008, MIL sold in a private placement of $20,661,157 (Rmb150,000,000) principal amount of 9.5% per annum global notes due January 10, 2014 (the “Global Notes”), with common stock purchase warrants, granted by the Company, to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Exercise Price”), exercisable any time after January 1, 2008 through June 30, 2014. See Note 12.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of China Mobile Media Technology Inc. and the following subsidiaries:

(i)	Magical Insight Investments Limited (“MIL”) (100% subsidiary of the Company).

(ii)	Beihai Hi-Tech Wealth Technology Development Co., Ltd (“HTW”) (100% subsidiary of MIL).

(iii)	Beijing Hi-Tech Wealth Communication Technology Co., Limited (“BJ HCT”) (100% subsidiary of MIL).

(iv)	Beijing Hi-Tech Super Net Technology Co., Litmited (“BJ HST”) (100% subsidiary of MIL).

Inter-company accounts and transactions have been eliminated in consolidation.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Concentrations

The Company had various customers for the three months ended March 31, 2008 and 2007 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	March 31, 2008	March 31, 2007	March 31, 2008	December, 2007

Company A	74.3%	-	22.5%	-
Company B	15.6%	-	1.4%	-
Company C	3.6%	-	-	-
Company D	3.5%	-	6.9%	-
Company E	3.1%	11.4%	15.2%	3.3%
Company F	-	7.8%	-	-
Company G	-	5.9%	-	4.2%
Company H	-	4.4%	-	-
Company I	-	3.6%	-	-

The sole market of the Company is the PRC for the periods ended March 31, 2008 and 2007.

The Company had various suppliers for the three months ended March 31, 2008 and 2007 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	March 31, 2008	March 31, 2007	March 31, 2008	December 31, 2007

Company A	37.3%	-	62.2%	-
Company B	30.1%	-	8.0%	-
Company C	8.5%	-	1.4%	-
Company D	5.8%	-	-	-
Company E	3.6%	-	-	-
Company F	-	44.2%	-	-
Company H	-	18.9%	-	-
Company I	-	10.9%	-	11%

Company H (Beijin Hi-Tech Wealth Electronic Products Co., Ltd) is a related party, which is controlled by the director of MIL. Also see Note 4 and 6.

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(e) Government Grants

Grants received from the PRC Government for assisting the Company’s improvement and development are recognized as other income when the proceeds are earned and received or collectible.

For the three months ended March 31, 2008 and 2007, $30,691 and $115,758 were received as grants from the PRC Government, and were recognized as other income.

(f) Foreign Currency Translation

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

	March 31, 2008	December 31, 2007	March 31, 2007
Period end RMB: US$ exchange rate	7.0222	7.3141	7.7410
Period average RMB: US$ exchange rate	7.1682	7.5658	7.7714

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Revenue Recognition

Revenue related to smart phone and electronic products represents the invoiced value of goods sold recognized upon the delivery of goods to customers. According to the contracts, goods delivered by the Company can be returned within 7 days, if there is any defect. The Company estimates a reserve for returns based on the amount of goods actually returned after the reporting period. No reserve was netted against revenue for the three months ended March 31, 2008 and 2007, respectively.

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

(h) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No potentially dilutive securities are included in loss per share in the three months ended March 31, 2008, as their effect would be anti-dilutive.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Earnings (Loss) Per Share (Continued)

Basic and diluted (loss) income per share are calculated as follows:

	Three Months Ended March 31,
	2008	2007
Basic and diluted	(Unaudited)	(Unaudited)
(Loss) income applicable to common shareholders	$(7,959,921)	$118,035

Weighted average shares outstanding during the period	59,608,066	37,504,362

Net (loss) income per share	$(0.13)	$0.00

Diluted:
(Loss) income applicable to common shareholders	$(7,959,921)	$118,035
Diluted (loss) income applicable to common shareholders	(7,959,921)	118,035

Weighted average shares outstanding during the period	59,608,066	37,504,362
Effect of dilutive securities:
Warrants	-	923,798
Convertible notes	-	1,643,273
Secured notes	-	8,353,222
Weighted average diluted shares outstanding during the period	59,608,066	48,424,655

Diluted net (loss) income per share	$(0.13)	$0.00

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Adoption of New Accounting Policy

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No.160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141 (R) and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder's equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position, SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

4.  NOTES RECEIVABLE

Notes receivable consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Notes receivable from unrelated companies:
Beihai University Garden Management Co. Ltd., due December 31, 2008	$369,572	$346,454
Jiangxi Jin Sunpower Technology Co. Ltd., settled in 2008	-	13,672
Beijing Hengjiweiye Co. Ltd., due December 31, 2008	142,611	-
Yaxin centry Tech development Co Ltd., due December 31, 2008	61,343	-
Beijing quanwangda communication Co Ltd., due December 31, 2008	28,481	-
Beijing Ziguang Lvxin technology Co Ltd., due December 31, 2008	27,322	-
	$629,329	$360,126

Notes receivable from related companies:
Union Perfect Limited., due December 31, 2008	2,571,337	2,826,098
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd. , due June 25, 2008	2,460,210	2,459,648
Profit Power, due December 31, 2008	1,236,620	-
	6,268,167	5,285,746
Less: Notes receivable discount	$(218,549)	$(237,066)

Total notes receivable, net	$6,678,947	$5,408,806

Notes receivable from unrelated companies are interest-free, unsecured and all current.

Interest-free notes were provided to related parties for their assistance in developing distribution channels and new markets for the Company. The Company recorded selling expense and a discount $80,900 on notes receivable of $1,236,620 base on the present value of notes receivable using a 7% rate. In 2008, $100,300 of interest income was recognized in the accompanying consolidated statements of income from the amortization of the discount.

Also see Note 6 for related parties disclosures.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

5.  INVENTORIES

Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Raw materials	$5,165,243	$3,562,003
Finished goods	7,150,880	4,907,439
	12,316,123	8,469,442
Less: Provision for slow moving inventories	(3,718,893)	(1,084,001)
Inventories, net	$8,597,230	$7,385,441

6.  DUE TO/FROM RELATED PARTIES

(I) Due From Related Parties		March 31, 2008	December 31, 2007
		(Unaudited)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a)	$-	$139,204
Beihai Hi-Tech Wealth Information Industry Co. Ltd.	(b)	5,584	4,415
Beijing Hi-Tech Wealth Technology Development Co. Ltd.	(c)	6,975	3,290
Beijing Hi-tech Investment and development Co.Ltd	(d)	5,072	-
Beijing Mobil XP Technology Co. Ltd	(e)	85,162	-
Total due from related parties		$102,793	$146,909

(II) Due To Related Parties		March 31, 2008	December 31, 2007
		(Unaudited)
Beijing Mobil XP Technology Co. Ltd.	(e)	$-	$522,086
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(d)	-	3,333
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(f)	37,876	35,856
Hi-Tech Wealth Holding Co. Ltd	(g)	22,370	-
Beihai Hi-Tech Wealth Electronic Product Co Ltd	(a)	66,767	-

Total due to related parties		$127,013	$561,275

(III) Due From Employees		March 31, 2008	December 31, 2007

Current		$175,768	$105,936
Total due from employees	(h)	$175,768	$105,936

(IV) Due To Employees		March 31, 2008	December 31, 2007

Current		$118,870	$115,719
Total due to employees	(h)	$118,870	$115,719

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

6.  DUE TO/FROM RELATED PARTIES (CONTINUED)

(a)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) is controlled by a director of the Company. During the three months ended March 31, 2008 and 2007, HTW purchased raw materials and goods from BJ HEP in the amount of $60,822 and $3,102,019, respectively. The remaining balance is interest free, unsecured and has no fixed repayment term. Also see Note 3(b).

(b)
Beihai Hi-Tech Wealth Information Industry Co. Ltd. (“BH HII”) has a common director with MIL. The amount represents the expenses paid on behalf of BH HII during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(c)
Beijing Hi-Tech Wealth Technology Development Co., Ltd. has a common director with MIL. The balance as of March 31, 2008 and December 31, 2007 represents advances, which are interest free, unsecured and have no fixed repayment term.

(d)
Beijing Hi-Tech Wealth Investment and Development Co. Ltd. (“BJ HID”) was a minority shareholder of HTW. The amount represents the expenses paid on behalf of BJ HID during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(e)
Beijing Mobil XP Technology Co., Ltd (“BMT”) is a company controlled by the director of MIL. During the three months ended March 31, 2008, HTW purchased raw materials from BMT in the amount of $62,730. The balances at March 31, 2008 and December 31, 2007 represent advance paid to and payable to BMT, respectively. The remaining balance is interest free, unsecured and has no fixed repayment term.

(f)
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd. (“BH HPS”) is a company controlled by a director of MIL. The amount represents the balance of sales proceeds collected by BH HPS and not yet transfer to BH HTW at the period end March 31, 2008 and December 31, 2007. The remaining balance is interest free, unsecured and has no fixed repayment term.

(g)
Hi-Tech Wealth Holding Co. Ltd. is a company controlled by a director of MIL. The balance at March 31, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term.

(h)
Due from/to employees are interest-free, unsecured and have no fixed repayment terms. The amounts due from/to employees primarily represent advances to/amount due to sales personnel for business related expenses.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

7.  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2008	December 31, 2007
At cost:	(Unaudited)
Buildings	$14,896,666	$14,302,151
Machinery	3,411,758	3,331,587
Motor vehicles	192,512	184,829
Office equipment	383,567	367,941
Other equipment	684,436	651,415
	19,568,939	18,837,923
Less: Accumulated depreciation
Buildings	1,333,380	1,182,825
Machinery	1,265,944	1,181,670
Motor vehicles	109,631	96,121
Office equipment	166,896	142,139
Other equipment	190,406	149,951
	3,066,257	2,752,706
Plant and equipment, net	$16,502,682	$16,085,217

The net book value of buildings pledged for certain bank loans at March 31, 2008 and December 31, 2007 is $14,288,191 and $10,790,659, respectively. Also see Note 10 and 11.

Depreciation expense for the three months ended March 31, 2008 and 2007 was $370,325 and $216,442, respectively.

8.  LAND USE RIGHT

	March 31, 2008	December 31, 2007
	(Unaudited)
Cost	$2,521,217	$2,521,217
Less: Accumulated amortization	247,920	235,313
Land use right, net	$2,273,297	$2,285,904

Amortization expense for the three months ended March 31, 2008 and 2007 is $12,606 and $13,142, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008	$37,819
2009	50,425
2010	50,425
2011	50,425
2012	50,425
Thereafter	2,033,778
Total	$2,273,297

The net book value of the land use right pledged for certain bank loans at March 31, 2008 and December 31, 2007 is $2,273,297 and $2,285,904, respectively. Also see Notes 10 and 11.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

10. SHORT-TERM DEBT

Short-term debt consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb7,000,000, due December 26, 2008, monthly interest only payments at 9.712% per annum, secured by the building and land use right of the Company. Also see Notes 7 and 8.	$996,838	$1,093,778

Agricultural Bank of China, Beihai Branch, outstanding principal of Rmb15,000,000, due September 11, 2008, monthly interest only payments at 8.424% per annum, secured by a land use right of the Company. Also see Note 7.	2,136,083	2,050,833

Total short-term bank loans	$3,132,921	$3,144,611

Notes payable to unrelated companies:

Beijing HuayuJicheng Trading Co., Ltd. , due November 30, 2008	$2,037,838	$2,011,814
Beijing Bowei Technology Co., Ltd. , due December 31, 2008	-	68,361
Beijing Yuanmingyitong Technology Co., Ltd. , due November 30, 2008	166,034	77,375
Beijing Hengjiweiye Information Technology Co. Ltd., due December 30, 2008	11,392	-
Beijing Quanwangda Communication Co. Ltd., due December 30, 2008	207,948	-
Subtotal	2,423,212	2,157,550

Notes Payable to Related Companies:
Hi-Tech Wealth Holding Co. Ltd., due October 1, 2008	-	21,478
Beijing Hi-Tech Wealth Mobile Communication Technology Co., Ltd., due November 4, 2008	-	12,305
Subtotal	-	33,783
Total notes payable	2,423,212	2,191,333
Total short-term debt	$5,556,133	$5,335,944

Interest expense for the three months ended March 31, 2008 and 2007 was $12,440 and $23,152, respectively.

Notes payable to related companies were settled in 2008.

Notes payable to unrelated companies are interest-free, unsecured and current.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

11.  LONG-TERM BANK LOANS

At March 31, 2008 and December 31, 2007, the long-term bank loans consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb42,700,000, at an interest rate of 8.093% per annum, secured by the building and a land use right of HTW. The loan is due on December 31, 2010. Also see Notes 7 and 8.	$6,009,513	$5,838,039
Total long-term bank loans	$6,009,513	$5,838,039

Less: Current portion	(1,210,447)	(1,093,778)

Long-term portion	$4,799,066	$4,744,261

Interest expense for the three months ended March 31, 2008 and 2007 was $23,862 and $173,170, respectively.

The long-term bank loan is due as follows:

Year Ending December 31,	Amount
2008	$1,210,447
2009	1,281,650
2010	3,517,416
$6,009,513

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

12.	GLOBAL NOTES

Global notes outstanding are as follows:

March 31, 2008
(Unaudited)
Origination on January 11, 2008, outstanding principal of RMB150,000,000 (US$20,661,157), net discount of $387,066, due on January 10, 2014 at an interest rate of 9.5% per annum.	$20,973,761

Total Global Notes	$20,973,761

On January 11, 2008, the Company sold in a private placement of $20,661,157 (Rmb150,000,000) principal amount of 9.5% per annum global notes due January 10, 2014 (the “Global Notes”) subject to increase by an additional 5% per annum in the event that the Company’s common stock is not listed on a recognized stock exchange by January 12, 2009, with common stock purchase warrants to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Exercise Price”), exercisable any time after January 11, 2008 through June 30, 2014.

The Exercise Price shall be subject to a contingent downward price adjustment on the six month anniversary of the date hereof and upon the expiration of each subsequent six month period (each, a “Reset Date”), such that if the volume weighted average closing price per share of common stock for the 20-trading day period immediately prior to the applicable Reset Date is less than the then applicable Exercise Price (such lower volume weighted average closing price, the “Reset Exercise Price”), the Exercise Price shall automatically be changed to the Reset Exercise Price; provided, however, that notwithstanding the foregoing, in no event shall the Reset Exercise Price be less than $.80 per share (as adjusted proportionally for stock dividends, stock splits, combinations, recapitalizations and the like).

The fair value of the Warrants of $401,741 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	3.375%
Expected life	6.5 years
Expected volatility	35.57%
Expected dividend yield	0%

This fair value of the warrants was recorded as a additional paid-in capital and discount to the global notes and was being amortized over the life of the notes. At March 31, 2008, the unamortized discount on the notes was $387,066.

Holders of the notes are entitled to the protection of certain customary covenants, including limitations on the Company’s ability to incur additional debt or liens on any Company property, limitations on asset sales, payments of dividends, and certain types of restricted payments, a limitation on the Company’s ability to pledge capital stock of any subsidiaries and a limitation on senior management’s ability to transfer shares.  The Company must, from the first anniversary of issuance of the Notes, maintain a fixed charge coverage ratio, for the four fiscal quarters, of at least 3.5 to 1.00, a leverage ratio for the four fiscal quarters, not exceeding 4.0 to 1.00. The Notes are mandatorily redeemable in tranches beginning on the third anniversary of the issuance. In addition, the Company is obligated to repurchase the securities in the event of a change of control, sales of significant assets or a delisting of the Company’s common stock at purchase prices of 105%, 100% and 105%, respectively, of the principal amount.   Additionally, the Company has agreed to file a resale registration statement for the shares of common stock issuable upon exercise of the Warrants. The principal shareholders of the Company have also entered into arrangements with Abax Lotus Ltd. that grant broad management veto rights in favor of Abax Lotus Ltd.  Abax Lotus Ltd. received an arrangement fee of $2,000,000 and a service fee of $150,000 in connection with the financing.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

12.	GLOBAL NOTES (CONTINUED)

The arrangement fee $2,000,000 paid to Abax Lotus Ltd. was recognized as a prepaid expense and is being amortized over the period from January 11 to December 31, 2008, because the Company was free from interest expense for the first year of issuance of the Global Notes. For the three months ended March 31, 2008 $450,951 of amortization of prepaid expense was recorded as interest expense.

The placement costs of $609,100 relating to the issuance of Global Notes were recorded as debt issue costs and are being amortized over the term of the notes.

For the three months ended March 31, 2008, $14,676 and $22,250 of amortization of discount and debt issue costs, respectively, were recognized as other expense.

At March 31, 2008, the principal of RMB150,000,000 was equal to USD21,360,827, by using exchange rate at March 31, 2008. Exchange loss of $699,670 was recognized as other expense for the three months ended March 31, 2008.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

13.  SECURED NOTES

Secured notes outstanding are as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)
Origination on June 15, 2007, outstanding principal of $5,000,000, net of discount of $1,093,454, due on June 14, 2008 at an interest rate of 10% per annum. Both principal and interest have been secured by four patents of intellectual properties.	$-	$4,505,699

Origination on August 2, 2007, outstanding principal of $5,000,000, net of discount of $1,093,454 due on June 14, 2008 at an interest rate of 10% per annum. Both principal and interest have been secured by four patents of intellectual properties.	-	4,361,902

Total secured notes	$-	$8,867,601

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

The Secured Notes were secured by intellectual properties of solar powered mobile (the “Secured Properties”), which are the patents for solar powered mobile. The Secured Properties were owned by BJ HID and they agreed to sell the patents to MIL under the binding term sheet entered on February 8, 2007. A formal agreement is expected to be finalized before June 30, 2008.  Also see Note 15.

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

The placement cost of $983,676 on issuance of secured notes was recorded as debt issue costs to the notes and is being amortized over the term of the notes.

For the three months ended March 31, 2008, $1,132,399 and $468,208 of amortization of discount to the notes and debt issue cost was recognized as other expense.

Interest expense for the three months ended March 31, 2008 was $27,398.

On January 11, 2008, the principal of $10,000,000 of secured notes and all accrued interests $279,452 were fully repaid and settled. At that same time, all pledged properties have been released accordingly.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

14. INCOME TAXES

(a) Corporation Income Tax (“CIT”)

In 2006, HTW applied to the local tax authority for a favorable corporate income tax rate of 15% for companies registered in the coastal economic zone of PRC, which was approved in December 2006.  As a result, the corporate income tax rate applicable to HTW was changed from 24% to 15%.

According to the relevant taxation laws in the PRC, HTW is entitled to a 50% tax reduction from 2005 to 2007 with 7.5%. BJ HCT and BJ HST are subsidiaries of MIL, and their applicable CIT rate is 25% in 2008.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). -- AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2008 and December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company filed certain tax returns in China. As of March 31, 2008 and December 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008 and December 31, 2007, the Company has no accrued interest or penalty related to uncertain tax positions.

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

Income tax expense for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three months ended March, 31
	2008	2007
Current:	(Unaudited)	(Unaudited)
CIT	$-	$33,761

Deferred:
CIT	$119,631	$(451,762)

Income tax benefit (expense)	$119,631	$(418,001)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

14.  INCOME TAXES (CONTINUED)

(a) Corporation Income Tax (Continued)

The Company’s income tax expense differs from the “expected” tax (expense) benefit for the periods ended March 31, 2008 and 2007 (computed by applying the CIT rates of 15 percent and 24 percent to income before income taxes, respectively) as follows:

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Computed “expected” benefit (expense)	$539,329	$(309,614)
Permanent differences	-	(108,663)
Tax rate adjustments	-	(96,188)
Effect of favorable tax rates	-	96,464
Valuation allowance	(419,698)	-
Income tax benefit (expense)	$119,631	$(418,001)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(Unaudited)
Deferred tax assets:
Current portion:
Sales and returns	$12,178	$6,267
Bad debt provision	884,527	849,226
Selling expenses	51,837	51,841
Financial expenses	8,998	9,489
Stock provision	557,834	162,600
Processing expenses	23,122	24,722
Administrative expenses	82,904	102,432
Research and development costs	76,488	13,413
Loss carry forward	82,647	79,348
Loss from disposition of discontinued operations	123,801	10,254
Less: Valuation allowance	(1,322,616)	(872,076)
Subtotal	581,720	437,516

Non-current portion:
Depreciation	84,878	76,298
Loss carry forward	2,235,439	2,146,224
Less: Valuation allowance	(2,320,317)	(2,222,522)
Subtotal	0	0

Total deferred tax assets	$581,720	$437,516

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

14.  INCOME TAXES (CONTINUED)

(a) Corporation Income Tax (Continued)

	March 31, 2008	December 31, 2007
	(Unaudited)
Deferred tax liabilities:
Current portion:
Sales	$(572,339)	$(543,230)
Accrued expenses	(9,381)	(11,531)
Subtotal	(581,720)	(554,761)

Non-current portion:
Translation reserves	(136,149)	(136,149)

Total deferred tax liabilities	(717,869)	(690,910)
Net deferred tax assets (liabilities)	$(136,149)	$(253,394)

(b) Tax Holiday Effect

For 2008 the PRC corporate income tax was 25%. Certain subsidiaries of the Company were entitled to tax exemptions or lower tax rates (tax holiday) for 2008.

(Loss) income before income tax expense of $(8,079,552) and $921,460 for the three months ended March 31, 2008 and 2007, January to March respectively, was attributed to subsidiaries with operations in China. Income tax benefit (expense) related to China income for the three months ended of March 31, 2008 and 2007 is $119,631 and $(418,001), respectively.

The combined effects of the income tax expense exemptions available to the Company for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Tax holiday effect	$0	$96,464
Basic net income (loss) per share effect	0.00	0.00

 (c) Value Added Tax

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

The VAT payable of $2,005 and $113,794 at March 31, 2008 and December 31, 2007, respectively, is included in other payables in the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2008 and 2007, $33,994 and $0 were received as VAT refund from the PRC
Government, which was recognized as other income.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

15.  COMMITMENTS

The Company occupies plant and office space leased from third parties. Accordingly, for the three months ended March 31, 2008 and 2007 the Company recognized rental expense for these spaces of $101,812 and $0, respectively.

As of March 31, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Year ending December 31,	Amount
2008	$244,938
2009	179,077
$424,015

On February 8, 2007, MIL and BJ HID entered into a binding term sheet (the “Binding Term Sheet”) whereby BJ HID agreed to sell, and MIL agreed to purchase, the technology, patents and all intellectual property rights related to solar powered mobile phones owned by BJ HID for $10,000,000, which shall be payable in 10 equal installments of $1,000,000. Each such installment shall be due and payable following the sale by the Company of 100,000 solar power phones. The agreement is expected to be finalized before June 30, 2008. Also see Note 13.

16.  SHAREHOLDERS’ EQUITY

(a) Conversion of Series B Preferred Stock into Common Stock

During the three months ended of March 31, 2008, 2.5 shares of Preferred Stock were converted into 125,000 shares of Common Stock of the Company.

(b) Liquidated damages to Series B preferred stockholders

In April 2008, the Company is negotiating liquidated damages to the Series B preferred stockholders of $1,445,750 in the form of common stock for the default for not registering the Series B preferred on or before July 2, 2007. The exact number of shares is still under discussion and negotiation with the Series B preferred stockholders.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

17.  WARRANTS

	Warrants Granted	Weighted Average Exercise Price
Outstanding as of December 31, 2007	5,106,250	1.613
Granted	12,000,000	2.000
Exercised	-
Cancelled	-	-
Outstanding as of March 31, 2008	17,106,250	$1.885

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

$133,097 and $88,731 of financial advisory fees was recognized as general and administrative expenses and additional paid-in capital in the three months ended March 31, 2008 and 2007, respectively.

(b) Warrants Granted to Global notes holders

On January 11, 2008, the Company granted warrants of 12,000,000 to the global notes holders for issuance of global notes. The warrants are non-forfeitable and were valued at $401,741 using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	3.375%
Expected life	6.5 years
Expected volatility	35.57%
Expected dividend yield	0%

Also see Note 12.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

18.  DISCONTINUED OPERATIONS

(a) Sale of Subsidiary in Beijing

On December 28, 2006, HTW entered into an agreement to sell its 50% interest on Beijing Mobile Communication Technology Co., Ltd (“BMCT”), a 50% subsidiary of HTW, to another owner of BMCT at the consideration of $0. The transaction was approved by PRC Government and consummated on March 28, 2007.

The following represents the assets and liabilities sold at the date of the disposal:

March 28, 2007
Assets	$2,871
Total assets sold	2,871

Liabilities	(325)
Total liabilities sold	(325)

Total net assets	2,546

Share percentage	50%

Net assets disposed	$1,273

Consideration	-

Loss on disposal	$1,273

In connection with the agreements, the business operations of BMCT were no longer operations and subsidiaries of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of BMCT was presented separately as “discontinued operations”. The loss from discontinued operations of $0 for the period ended March 31, 2007 is reflected in the Company’s condensed consolidated statement of income for the period ended March 31, 2007.

The following is the unaudited pro forma net income and basic and diluted net income per share of the Company for the periods ended March 31, 2007 assuming the sale of company was completed on January 1, 2007.

Three months ended March 31, 2007
(Unaudited)
Net income	$118,035

Net income per share
- Basic	$0.00
- Diluted	$0.00

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

18.  DISCONTINUED OPERATIONS (CONTINUED)

(b) Sale of Subsidiary in Beihai

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

In connection with the agreements, the business operations of HEP were no longer operations and subsidiaries of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of HEP was presented separately as “discontinued operations”. The loss from discontinued operations of $1,006 for the period ended March 31, 2007 is reflected in the Company’s condensed consolidated statement of income for the period ended March 31, 2007.

The following is the unaudited pro forma net income and basic and diluted net income per share of the Company for the periods ended March 31, 2007 assuming the sale of company was completed on January 1, 2007.
Three months ended March 31, 2007
(Unaudited)
Net income	$117,029

Net income per share
- Basic	$0.00
- Diluted	$0.00

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

18.  DISCONTINUED OPERATIONS (CONTINUED)

(c) Sale of Subsidiary in Hong Kong

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

In connection with the agreements, the business operations of Euro Asia and its subsidiaries were no longer operations and subsidiaries of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of Euro Asia and its subsidiary was presented separately as “discontinued operations”. The income from discontinued operations of $1,556,387 for the period ended March 31, 2007 is reflected in the Company’s condensed consolidated statement of income for the period ended March 31, 2007.

The following is the unaudited pro forma net loss and basic and diluted net loss per share of the Company for the periods ended March 31, 2007 assuming the sale of company was completed on January 1, 2007.
Three months ended March 31, 2007
(Unaudited)
Net loss	$(1,438,352)

Net loss per share
- Basic	$(0.02)
- Diluted	$(0.02)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

19.  SEGMENT INFORMATION

The Company operates two segments for the three months ended March 31, 2008. The two segments in 2008 are the development, production and distribution of mobile phone products and mobile application software within China. The software business was started from the end of 2006 after the acquisition of the software company, Beijing Hi-Tech Wealth Software Co., Ltd. and later on carried out by Beijing Hi-Tech Wealth Communication Technology Co., Limited (“BJ HCT”) (100% subsidiary of MIL) since the end of 2007. The Company’s segment information for 2008 is as follows:

	Smart Phone	Software	Corporate	Consolidated
Three Months Ended March 31, 2008 (Unaudited)
Revenue	$2,097,283	$-	$-	$2,097,283
Operating expenses	4,552,486	525,721	380,432	5,458,639
Operating income (loss)	$(4,509,780)	$(525,721)	$(380,432)	$(5,415,933)

Three Months Ended March 31, 2007 (Unaudited)
Revenue	$15,057,006	$-	$-	$15,057,006
Advertising	1,475,923	-	-	1,475,923
Other operating expenses	1,185,747	-	490,278	1,676,025
Operating income (loss)	$2,070,889	$-	$(490,278)	$1,580,611

	Smart Phone	Software	Corporate	Consolidated
March 31, 2008 (Unaudited)
Identifiable assets	$47,523,070	$698,071	$10,082,094	$58,303,235

December 31, 2007
Identifiable assets	$46,936,438	$2,690,378	$1,814,536	$51,441,352

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “RISK FACTORS,” as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.:

You should read the following discussion together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission. Our significant accounting policies have not materially changed since December 31, 2007.

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

Business Overview

The Company operated in the mobile phone market for the third year in 2008. The mobile phone market is very volatile since the end of 2007. While the Company managed to roll out two new products, they didn’t meet expectation due to lack of innovative application and premium features.

Total approximately 5,135 units security mobile phones and approximately 6,115 solar mobile phones with solar jacket were sold in the three months period ended March 31, 2008.

Business Outlook

In 2008, the Company plans to launch several security phones with functions focusing on home security, car security and family member security. These are the identified area where the Chinese high-end mobile phone users have strong demand and requirement, which are not yet satisfied by the existing products.

With more and more rich people in China and especially the gap between rich and poor is becoming more important. Private security is identified as a growing concern for high-end mobile phone users in China. But so far no satisfactory products are available over Chinese market. The Company has planned a product line with innovative application in this area to well satisfy the requirements of high-end mobile phone users in China.

Another area the Company is strengthening is solar powered mobile phones and is developing a second generation solar powered mobile phone with very high conversion efficiency.

The Company has successfully developed digital TV mobile phone based on the Chinese Standard and is waiting for the network coverage which the Chinese Government postponed compared to the initial schedule. So far, no clear time table is communicated by the Chinese Government.

On the marketing strategy, the Company is going to combine TV-shopping and on-ground distribution channels. The TV-shopping landscape in China has dramatically changed and many TV stations are providing TV shopping services, so we plan to cooperate with diversified TV-shopping services providers.

Results of Operations

Three months ended March 31, 2008 Compared to three months ended March 31, 2007

Revenues. Revenues were $2,097,283 for the three months ended March 31, 2008, as compared to $15,057,006 for the same period in 2007. This 86.04% decrease is due to a delay in launching new products with premium features and innovative applications, declining unit sales and selling price of existing ISM models, and very keen competition in the mobile industry during the first quarter of 2008.

Gross profit. Our gross margin decreased to 2.0% in the three months ended March 31, 2008 from 31.1% in the three months ended March 31, 2007. This decrease is attributable to price competition in the mobile phone industry. Gross profit was only $42,706 in the three months ended March 31, 2008, as compared to $4,682,558 for the same period in 2007. This decrease was attributable to a decrease in sales volume together with the effect of lower margins.

Operating (loss) income. For the three months ended March 31, 2008, the operating loss was $5,415,933 as compared to an operating income of $1,580,610 for the same period in 2007. This decrease in operating income was due to increases in inventory provision for slow moving stock, operating expenses due to the publicly-reporting status of the Company combined with significant reductions in sales.

Selling and distribution. Selling and distribution expenses were $265,925 for the three months ended March 31, 2008, as compared to $311,440 for the same period in 2007. This decrease was primarily attributable to a significant low market activity level after the quality deficiency for the first solar powered mobile phone S116 on 2007.

Advertising. Advertising of $69,609 were incurred for the three months ended March 31, 2008, as compared to $1,475,922 for the same period in 2007, the decrease is caused by low level market activities engaged by the Company due to lack of innovative new products after the failure of solar mobile phone on 2007.

Research and development. Research and development costs of $555,518 were incurred for the three months ended March 31, 2008, as compared to $0 for the same period in 2007, the increase is caused by new products that the Company is developing after the failure of solar mobile phone on 2007 in order to restore its market positioning as high-end products provider, with premium features and innovative applications.

General and administrative. General and administrative expenses were $1,932,695 for the three months ended March 31, 2008, as compared to $1,314,586 for the same period in 2007. This increase was primarily attributable to an increase in stock provision..

	Three months Ended March 31, 2008	Three months Ended March 31, 2007	Increase/ (Decrease)	% Change
General and Administrative
Legal and professional fees	$856,294	$621,451	$234,843	38%
Entertainment & traveling expenses	159,881	105,006	54,875	52%
Depreciation & amortization expense	177,351	128,144	49,207	38%
Salaries	334,906	179,296	155,610	87%
Office expenses	302,433	244,533	57,900	24%
Other	101,830	36,155	65,674	182%
Total	$1,932,695	$1,314,586	$618,109	47%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, and financial advisory fees. During the three months ended March 31, 2008, the significant increase was caused by financial advisory fees and the legal fees paid in connection with the financial structuring and private placement completed during this period.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks throughout China.

Salaries - Increase in salaries was due to the increase in headcount from the acquisition of Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) on October 27, 2006, and the increase in the sales team to facilitate the sales strategy in the near future.

 Other expenses. Other expenses, net was $2,663,621 for the three months ended March 31, 2008, as compared to other expenses, net of $2,502,070 for the same period in 2007.

Provision for obsolete and slow moving inventories. Provision for obsolete and slow moving inventories of $2,634,892 were incurred for the three months ended March 31, 2008, as compared to $0 for the same period in 2007, the increase is caused mainly by inventory of solar powered mobile phones.

Moreover, there was an increase in interest expenses of $405,604 on $9,519,625 in average bank borrowings during the period. In addition, a decrease in government grants and subsidies, from $115,758 of 2007 to $30691 in the three months ended March 31, 2008 had an effect on other income.

Discontinued operations. The net gain/loss from discontinued operations was $0 for the three months ended March 31, 2008.

Income taxes. Income taxes were a benefit of $119,631 for the three months ended March 31, 2008, as compared to expense of $418,001 for the same period in 2007. The decrease was due to the decrease of sales volume and loss generated for the period ended March 31, 2008.

Net (loss) income. Net loss was $7,959,921 for the three months ended March 31, 2008, as compared to net income of $118,036 for the same period in 2006. This change was attributable to the factors discussed above.

For the three months ended March 31, 2008, basic net loss per share was $0.13.

Liquidity and Capital Resources

As of March 31, 2008, we had $1,209,360 of cash and cash equivalents and $12,792,737 of working capital as compared to $300,224 of cash and cash equivalents and $1,033,683 of working capital deficiency, respectively, at December 31, 2007. Accounts receivable increased to $14,297,627 at March 31, 2008 from $11,413,957 at December 31, 2007, as we entered into agreements certain preferred customers to extend the settlement period for both GSM and CDMA mobile distributors, from 90 days to 180 days, offset by an increase in accounts payable to $11,798,323 at March 31, 2008 from $9,333,376 at December 31, 2007. Prepayment for goods decreased to $4,509,131 at March 31, 2008 from $6,012,788 at December 31, 2007, which was mainly caused by lack of new products with premium features and innovative applications.

There was a net outflow of cash from operations of $6,153,950 in the three months ended March 31, 2008 in comparison to $6,732,950 for the same period in 2007..

The cash provided by financing activities was increased to $8,473,791, in the three months ended March 31, 2008 in comparison to $7,687,878 for the same period in 2007, which were mainly attributable to the placement of Global notes in January 2008.

The Company expects that it will generate sufficient funds from operations and fund raising activities to meet the required funds in the following 12 months’ operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in   the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended March 31, 2008.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

ITEM 1A. Risk Factors

In addition to the other information in this quarterly report, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $7,826,825 and $6,153,950, respectively, from December 31, 2007 (Inception) through March 31, 2008.

On February 8, 2007, the Company raised $13,250,000 in a private placement in the form of a sale of shares of Series A, convertible preferred stock (See Note 16). On January 11, 2008, MIL sold in a private placement of $20,661,157 (Rmb150,000,000) principal amount of 9.5% per annum global notes due January 10, 2014 (the “Global Notes”), with common stock purchase warrants, granted by the Company, to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Exercise Price”), exercisable any time after January 1, 2008 through June 30, 2014.

Based on our current operating plan, we believe that we have sufficient cash and cash equivalents to last approximately through April 2009. We will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations beyond April 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the third quarter ended March 31, 2008.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q:

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

CHINA MOBILE MEDIA TECHNOLOGY INC.

Dated: May 20, 2008	By:	/s/ Zhang Zhengyu
Name: Zhang Zhengyu Title: Chief Executive Officer and Chairman (Principal Executive Officer)

CHINA MOBILE MEDIA TECHNOLOGY INC.

By:	/s/ Ma Qing
Name: Ma Qing Title: Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)