Form 10-Q
period 2008-06-30
China Mobile Media Technology Inc.
filed 2008-08-19
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

As of August 10, 2008, there were 60,935,122 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

CONTENTS

PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

PAGE	3-4	CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

PAGES	6-8	CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

PAGES	9-33	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$879,274	$300,224
Accounts receivable, net of allowance for doubtful accounts of $8,230,850 and $5,661,556 at June 30, 2008 and December 31, 2007, respectively	10,850,436	11,413,957
Notes receivable, net of discount of $67,965 and $237,066 at June 30, 2008 and December 31, 2007, respectively	5,577,729	5,408,806
Inventories, net of provision of $6,130,395 and $1,084,001 at June 30, 2008 and December 31, 2007, respectively	2,310,295	7,385,441
Due from related parties	10,995,828	146,909
Prepayments for goods	5,300,749	6,012,788
Debt issue costs	-	468,208
Prepaid expenses	301,228	160,785
Other receivables and other assets	1,454,407	1,663,177
Due from employees	-	105,936
Total current assets	37,669,946	33,066,231

Plant and equipment, net	16,449,952	16,085,217
Land use right and other intangible assets, net	2,659,495	2,285,904
Long-term investment	17,905	4,000
Goodwill	4,240,842	4,240,842
Total long-term assets	23,368,194	22,615,963

TOTAL ASSETS	$61,038,140	$55,682,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,533,897	$9,333,376
Other payables and accrued liabilities	2,421,763	3,445,546
Short-term bank loans	3,061,626	3,144,611
Current portion of long-term loans	-	1,093,778
Secured notes, net of discount of $0 and $1,132,399 at June 30, 2008 and December 31, 2007, respectively	-	8,867,601
Notes payable	-	2,191,333
Customer deposits	3,380,138	3,783,680
Due to related parties	8,514,224	561,275
Due to employees	252,761	115,719
Liquidated damages payable	1,525,750	1,445,750
Deferred tax liabilities	-	117,245
Total current liabilities	32,690,159	34,099,914
LONG-TERM LIABILITIES
Long-term bank loans	6,152,411	4,744,261
Global notes	18,676,932	-
Deferred tax liabilities	-	136,149
Total long-term liabilities	24,829,343	4,880,410
TOTAL LIABILITIES	-	38,980,324
COMMITMENTS
SHAREHOLDERS’ EQUITY
Series B Preferred stock, stated value $50,000 per share; authorized 300 shares, 286.15 and 288.65 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	14,307,500	14,432,500
Common stock, par value $0.001 per share; authorized 280,000,000 shares, 60,935,122 and 59,394,615 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	60,781	59,395
Additional paid-in capital	21,461,971	20,574,138
Retained deficit (the restricted portion is $1,202,599 at June 30, 2008 and December 31, 2007)	(36,227,350)	(20,142,287)
Accumulated other comprehensive income	3,915,737	1,778,124
TOTAL SHAREHOLDERS’ EQUITY	3,518,639	16,701,870
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,038,140	$55,682,194

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

Revenue

	Six Months Ended
	June 30,
	2008	2007

REVENUES, NET	$1,777,724	$38,346,415

COST OF GOODS SOLD	1,213,440	25,642,878

GROSS PROFIT	564,284	12,703,537

Selling and distribution	802,753	1,523,460

Advertising		3,630,840

Research and development	255,592	808,072

General and administrative	6,795,861	3,283,204

Provision for obsolete and slow moving inventories
Research and development	6,130,395	-

(LOSS)INCOME FROM OPERATIONS	(13,420,317)	3,457,961

OTHER INCOME (EXPENSES)
Interest expense, net	1,553,872	(577,944)

Non cash interest expense from amortization of discount on global and secured notes	(2,537,223)	(2,351,442)

Amortization of debt issue costs for global and secured notes

Government grants	30,691	227,778

Value added tax refund		908,010

Loss from exchange rate decrease of global notes	(1,207,551)	-

Other income (expense), net	(34,200)	43,729

Total Other (Expenses)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(15,614,728)	1,708,092

INCOME TAXES BENEFIT (EXPENSE))		(1,364,388)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(15,614,728)	343,704

MINORITY INTERESTS SHARE OF LOSS (INCOME))		(99,259)

(LOSS) FROM CONTINUING OPERATIONS	(15,614,728)	244,445

DISCONTINUED OPERATIONS
Gain from disposition of discontinued operations		63,833

Income (loss) from discontinued operations		(1,365)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS		62,468

NET INCOME (LOSS)	(15,614,728)	306,913

Dividend to preferred share holders

(LOSS) INCOME TO COMMON SHAREHOLDERS	(15,614,728)	306,913

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		612,998

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES

Income tax related to other comprehensive income	294,039	(91,950)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES		521,048

COMPREHENSIVE INCOME (LOSS)	$(15,320,689)	$827,961

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007

Weighted average shares outstanding
- Basic	59,608,066	48,318,205
- Diluted	59,608,066	57,871,869

Income (loss) (to common shareholders per share from continuing operations after preferred share dividend)
- Basic	$(0.2570)	$0.01
- Diluted	$(0.2570)	$0.00

Net gain (loss) per share from discontinued operations
- Basic	$0.00	$0.00
- Diluted	$0.00	$0.00

Net income (loss) per share to common shareholders
- Basic	$(0.2570)	$0.01
- Diluted	$(0.2570)	$0.01

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Series B Preferred Stock		Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Shares	Par Value	in Capital	Deficit	Income		Total
BALANCE, MARCH, 2008	286.15	$14,307,500	60,935,122	$60,935	$21,996,809	$(28,866,581)	$		$9,904,582

Issuance of Warrants with Global Notes	-	-	-	-	-	-		-	-
Issuance of warrants for financial advisory services	-	-	-	-	-	-		-	-
Conversion of Series B preferred stock into Common stock	-	-	-	-	-	-		-	-
Issuance of common stock as dividend for preferred stockholders	-	-	-	-	-	-		-	-
Foreign currency translation gain	-	-	-	-	-	-		-	-

Net loss	-	-	-	-	-	(7,360,768)		-	-)

BALANCE, JUNE 30, 2008	286.15	$14,307,500	60,935,122	$60,935	$21,996,809	$(36,227349)	$		$137,895

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	Six months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,320,689)	$306,913
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	513,432	547,727
Amortization of discounts to global notes and secured notes	1,132,399	2,351,442
Discounts of convertible notes transferred to interest exp	-
Compensation by issuing warrants to financial advisor	-	221,828
Amortization of debt issue cost	468,208	-
Deferred taxes	(253,394)	1,311,999
Stock provision for obsolete and slow moving inventories	6,130,395	-
Provision for doubtful accounts	2,642,190	-
Notes receivable discount	67,965	-
Amortization of notes receivable discount	(108,227)	-
Minority interests’ share of net income	-	99,259
Discontinued operation	-

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(2,005,774)	(14,901,882)
Inventories	(1,055,249)	7,267,254
Other receivables, prepaid expenses, and other assets	(44,112)	108,114
Prepayments for goods	712,039	(2,601,707)
Due from employees	(105,936)	(346,525)
Discontinued operations	-	5,515
Interest expense	(732,733)
Increase (Decrease) In:
Accounts payable	4,200,521	1,375,196
Other payables and accrued liabilities	(468,718)	(906,981)
Due to employees	(115,719)	7,222-
Taxes payable	(182,762)	(600,462)
Customer deposits	(403,542)	1,442,160
Discontinued operations	-	1,330
Net cash used in operating activities	(4,717,834)	(4,311,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(902,985)	(531,968)
Disposal of plant and equipment	50,030	-
Proceeds from notes receivable	(2,191,333)
Repayment for notes receivable	(210,531)	(2,912,150)
Deposit for long term investment	-	(200,000)
Discontinued operations	-	3,188
Net cash used in investing activities	(3,254,819)	(3,640,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term bank loans	(1,176,763)	-
Proceeds from long-term bank loans	1,408,150	-
Proceeds from notes payable	-
Repayments of notes payable	-	(1,299,980)
Repayments for secured notes, net	(10,279,452)	4,338,287
Proceeds from global notes, net	18,676,932	-
Proceeds from related parties	(2,214,777)	44,375,300
repayment to related parties	-	(46,031,568)
Proceeds from issuance of preferred stock	-	7,250,000
Cash received (repayment) to/from related parties, net	-
Discontinued operations	-
Net cash provided by financing activities	4,222,756	8,632,039

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,558,563)	679,511

Effect of exchange rate changes on cash	2,137,613	787,745
Cash and cash equivalents at beginning of year	300,224	184,625
CASH AND CASH EQUIVALENTS AT END OF YEAR	$879,274	$1,651,881

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$379,951
Income taxes paid	$-	$677,517

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
For the six months ended June30, 2008, warrants to purchase an aggregate of 12,000,000 shares of common stock of the Company (the “Warrants”) were issued to Abax Lotus Ltd. (the “Purchaser”) at an exercise price of $2 per share, subject to a downward adjustment on the six month anniversary of the issuance thereof and at the expiration of each six month period thereafter if the volume weighted average closing price of the Company’s common stock for the 20-day trading period immediately prior to the reset date is less than the Exercise Price, at such lower volume weighted average closing price (the “Reset Price”), provided that such Reset Price shall not be lower than $0.80 per share.

2.	For the six months ended June30, 2008, the Company issued 6% preferred stock dividends Series B preferred stockholders of $764,373 in form of 1,415,507 shares of common stock.

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
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2007 (UNAUDITED)

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of 15,320,689 and $24,733,048 and a negative cash flow from operations of 1,558,563 and $13,607,191 for the period ended June30, 2008 and December 31, 2007, respectively, and has a retained deficit of 35,462,977 and $20,142,287 at June 30, 2008 and December 31, 2007, respectively.

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
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Concentrations

The Company had various customers for the three months ended March 31, 2008 and 2007 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	June 30, 2008	June 30, 2007	June 30, 2008	December 31, 2007

Company A	70.%	-	25.8%	-
Company B	13.6%	-	2.4%	-
Company C	3.%	-	-	-
Company D	2.5%	-	9.9%	-
Company E	2.1%	11.4%	6.2%	3.3%
Company F	-	7.8%	-	-
Company G	-	5.9%	-	4.2%
Company H	-	4.4%	-	-
Company I	-	3.6%	-	-

The sole market of the Company is the PRC for the periods ended June 30, 2008 and 2007.

The Company had various suppliers for the six months ended March 31, 2008 and 2007 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	June 30, 2008	June 30, 2007	June 30, 2008	December 31, 2007

Company A	32.6%	-	58.3%	-
Company B	24.1%	-	7.0%	-
Company C	7.6%	-	3.4%	-
Company D	6.9%	-	-	-
Company E	4.6%	-	-	-
Company F	-	44.2%	-	-
Company H	-	18.9%	-	-
Company I	-	10.9%	-	11%

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
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

For the six months ended June 30, 2008 and 2007, 30,691, and $227.778 were received as grants from the PRC Government, and were recognized as other income.

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

	June 30, 2008	December 31, 2007	June 30, 2007
Period end RMB: US$ exchange rate	6.8591	7.3141	7.6155
Period average RMB: US$ exchange rate	7.0866	7.5658	7.7121

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Revenue Recognition

Revenue related to smart phone and electronic products represents the invoiced value of goods sold recognized upon the delivery of goods to customers. According to the contracts, goods delivered by the Company can be returned within 7 days, if there is any defect. The Company estimates a reserve for returns based on the amount of goods actually returned after the reporting period. No reserve was netted against revenue for the six months ended June 30, 2008 and 2007, respectively.

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

(h) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No potentially dilutive securities are included in loss per share in the six months ended June 30, 2008, as their effect would be anti-dilutive.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Earnings (Loss) Per Share (Continued)

Basic and diluted (loss) income per share are calculated as follows:

	Six Months Ended June 30
	2008	2007
	(Unaudited)	(Unaudited)
Basic:
Income(loss) applicable to common shareholders	$(15,320,689)	$306,913

Weighted average shares outstanding during the period	59,608,066	48,318,205

Net income(loss) per share	$(0.257)	$0.01

Diluted:
Income(loss) applicable to common shareholders	$(15,320,689)	$306,913
Interest expense attributable to convertible notes		6,510
Diluted income(loss) applicable to common shareholders	$(15,320,689)	$313,423

Weighted average shares outstanding during the period	59,608,066	48,318,205
Effect of dilutive securities:
Convertible notes		1,047,970
Warrants		1,426,521
Series B preferred stock		7,079,173
Secured notes		-
Weighted average diluted shares outstanding during the period	59,608,066	57,871,869

Diluted net income(loss) per share	$(0.257)	$0.01

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FOR MERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

4.  NOTES RECEIVABLE

Notes receivable consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Notes receivable from unrelated companies:
Beihai University Garden Management Co. Ltd., due December 31, 2008	$369,572	$346,454
Jiangxi Jin Sunpower Technology Co. Ltd., settled in 2008	-	13,672
Beijing Hengjiweiye Co. Ltd., due December 31, 2008	142,611	-
Yaxin centry Tech development Co Ltd., due December 31, 2008	61,343	-
Beijing quanwangda communication Co Ltd., due December 31, 2008	28,481	-
Beijing Ziguang Lvxin technology Co Ltd., due December 31, 2008	27,322	-
	$629,329	$360,126

Notes receivable from related companies:
Union Perfect Limited., due December 31, 2008	2,571,337	2,826,098
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd. , due December 31, 2008	2,460,210	2,459,648
Profit Power, due December 31, 2008	1,236,620	-
	6,268,167	5,285,746
Less: Notes receivable discount	$(218,549)	$(237,066)

Total notes receivable, net	$6,678,947	$5,408,806

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

5.  INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$3,539,930	$3,562,003
Finished goods	4,900,760	4,907,439
	2,310,295	8,469,442
Less: Provision for slow moving inventories	(6,130,395)	(1,084,001)
Inventories, net	$2,310,295	$7,385,441

6.  DUE TO/FROM RELATED PARTIES

(I) Due From Related Parties		June 30, 2008	December 31, 2007
		(Unaudited)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a)	$-	$139,204
Beihai Hi-Tech Wealth Information Industry Co. Ltd.	(b)	5,584	4,415
Beijing Hi-Tech Wealth Technology Development Co. Ltd.	(c)	6,975	3,290
Beijing Hi-tech Investment and development Co.Ltd	(d)	5,072	-
Beijing Mobil XP Technology Co. Ltd	(e)	85,162	-
Total due from related parties		$102,793	$146,909

(II) Due To Related Parties		June 30, 2008	December 31, 2007
		(Unaudited)
Beijing Mobil XP Technology Co. Ltd.	(e)	$-	$522,086
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(d)	-	3,333
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(f)	37,876	35,856
Hi-Tech Wealth Holding Co. Ltd	(g)	22,370	-
Beihai Hi-Tech Wealth Electronic Product Co Ltd	(a)	66,767	-

Total due to related parties		$127,013	$561,275

(III) Due From Employees		June 30, 2008	December 31, 2007

Current		$-	$105,936
Total due from employees	(h )	$-	$105,936

(IV) Due To Employees		June 30, 2008	December 31, 2007

Current		$252,761	$115,719
Total due to employees	(h )	$252,761	$115,719

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

6.  DUE TO/FROM RELATED PARTIES (CONTINUED)

(a)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) is controlled by a director of the Company. During the six months ended June 30, 2008 and 2007, HTW purchased raw materials and goods from BJ HEP in the amount of $90,904 and $5,252,305, respectively. The remaining balance is interest free, unsecured and has no fixed repayment term. Also see Note 3(b).

(b)
Beihai Hi-Tech Wealth Information Industry Co. Ltd. (“BH HII”) has a common director with MIL. The amount represents the expenses paid on behalf of BH HII during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(c)
Beijing Hi-Tech Wealth Technology Development Co., Ltd. has a common director with MIL. The balance as of June 30, 2008 and December 31, 2007 represents advances, which are interest free, unsecured and have no fixed repayment term.

(d)
Beijing Hi-Tech Wealth Investment and Development Co. Ltd. (“BJ HID”) was a minority shareholder of HTW. The amount represents the expenses paid on behalf of BJ HID during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(e)
Beijing Mobil XP Technology Co., Ltd (“BMT”) is a company controlled by the director of MIL. During the six months ended June 30, 2008, HTW purchased raw materials from BMT in the amount of $127,047. The balances at June 30, 2008 and December 31, 2007 represent advance paid to and payable to BMT, respectively. The remaining balance is interest free, unsecured and has no fixed repayment term.

(f)
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd. (“BH HPS”) is a company controlled by a director of MIL. The amount represents the balance of sales proceeds collected by BH HPS and not yet transfer to BH HTW at the period end June 30, 2008 and December 31, 2007. The remaining balance is interest free, unsecured and has no fixed repayment term.

(g)
Hi-Tech Wealth Holding Co. Ltd. is a company controlled by a director of MIL. The balance at June 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term.

(h)
Due from/to employees are interest-free, unsecured and have no fixed repayment terms. The amounts due from/to employees primarily represent advances to/amount due to sales personnel for business related expenses.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

7.  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
At cost:	(Unaudited)
Buildings	$15,042,548	$14,302,151
Machinery	3,716,530	3,331,587
Motor vehicles	164,658	184,829
Office equipment	349,664	367,941
Other equipment	360,703	651,415
	19,634,104	18,837,923
Less: Accumulated depreciation
Buildings	1,256,340	1,182,825
Machinery	1,320,612	1,181,670
Motor vehicles	152,265	96,121
Office equipment	109,003	142,139
Other equipment	345,529	149,951
	3,184,152	2,752,706
Plant and equipment, net	$16,449,952	$16,085,217

The net book value of buildings pledged for certain bank loans at June 30, 2008 and December 31, 2007 is 13,786,208 and $10,985,374, respectively. Also see Note 10 and 11.

8.  LAND USE RIGHT

	June 30, 2008	December 31, 2007
	(Unaudited)
Cost	$2,521,280	$2,521,217
Less: Accumulated amortization	206,532	235,313
Land use right, net	$2,260,747	$2,285,904

Amortization expense for the next five years and thereafter is as follows:

2008	$37,819
2009	50,425
2010	50,425
2011	50,425
2012	50,425
Thereafter	2,033,778
Total	$2,273,297

The net book value of the land use right pledged for certain bank loans at June 30, 2008 and December 31, 2007 is 2,260,747 and $2,253,264, respectively. Also see Notes 10 and 11.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

10.  SHORT-TERM DEBT

Short-term debt consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb7,000,000, due December 26, 2008, monthly interest only payments at 9.712% per annum, secured by the building and land use right of the Company. Also see Notes 7 and 8.	$996,838	$1,093,778

Agricultural Bank of China, Beihai Branch, outstanding principal of Rmb15,000,000, due September 11, 2008, monthly interest only payments at 8.424% per annum, secured by a land use right of the Company. Also see Note 7.	2,136,083	2,050,833

Total short-term bank loans	$3,132,921	$3,144,611

Notes payable to unrelated companies:

Beijing HuayuJicheng Trading Co., Ltd. , due November 30, 2008	$2,037,838	$2,011,814
Beijing Bowei Technology Co., Ltd. , due December 31, 2008	-	68,361
Beijing Yuanmingyitong Technology Co., Ltd. , due November 30, 2008	166,034	77,375
Beijing Hengjiweiye Information Technology Co. Ltd., due December 30, 2008	11,392	-
Beijing Quanwangda Communication Co. Ltd., due December 30, 2008	207,948	-
Subtotal	2,423,212	2,157,550

Notes Payable to Related Companies:
Hi-Tech Wealth Holding Co. Ltd., due October 1, 2008	-	21,478
Beijing Hi-Tech Wealth Mobile Communication Technology Co., Ltd., due November 4, 2008	-	12,305
Subtotal	-	33,783
Total notes payable	2,423,212	2,191,333
Total short-term debt	$5,556,133	$5,335,944

Notes payable to related companies were settled in 2008.

Notes payable to unrelated companies are interest-free, unsecured and current.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

11.  LONG-TERM BANK LOANS

At June 30, 2008 and December 31, 2007, the long-term bank loans consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb42,700,000, at an interest rate of 8.093% per annum, secured by the building and a land use right of HTW. The loan is due on December 31, 2010. Also see Notes 7 and 8.	$6,009,513	$5,838,039
Total long-term bank loans	$6,009,513	$5,838,039

Less: Current portion	(1,210,447)	(1,093,778)

Long-term portion	$4,799,066	$4,744,261

The long-term bank loan is due as follows:

Year Ending December 31,	Amount
2008	$1,210,447
2009	1,281,650
2010	3,517,416
$6,009,513

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

12.	GLOBAL NOTES

Global notes outstanding are as follows:

June 30, 2008
(Unaudited)
Origination on January 11, 2008, outstanding principal of RMB150,000,000 (US$20,661,157), net discount of $82,973, due on January 10, 2014 at an interest rate of 9.5% per annum.	$21,785,786

Total Global Notes	$21,785,786

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

The fair value of the Warrants of $90,000 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:
Risk free interest rate	3.375%
Expected life	6.0 years
Expected volatility	121.%
Expected dividend yield	0%

This fair value of the warrants was recorded as a additional paid-in capital and discount to the global notes and was being amortized over the life of the notes. At June 30, 2008, the unamortized discount on the notes was $82,973.

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

12.	GLOBAL NOTES (CONTINUED)

The principal has a series of partial mandatory redemption as the following:

Date Amount	Percentage of Principal
January 11, 2011	10%
July 11, 2011	10%
January 11, 2012	20%
July 11, 2012	20%
January 11, 2013	20%
July 11, 2013	10%

The interest will be paid on semi-annual basis from July 11, 2009 and based on the principal outstanding.

The arrangement fee $2,000,000 paid to Abax Lotus Ltd. was recognized as a prepaid expense and is being amortized over the period from January 11 to December 31, 2008, because the Company was free from interest expense for the first year of issuance of the Global Notes. For the six months ended June 30, 2008 $963,380 of amortization of prepaid expense was recorded as interest expense.

The placement costs of $609,100 relating to the issuance of Global Notes were recorded as debt issue costs and are being amortized over the term of the notes.

At June 30, 2008, the principal of RMB150,000,000 was equal to USD21,868,758, by using exchange rate at June 30, 2008. Exchange loss of $1,207,601 was recognized as other expense for the six months ended June 30, 2008.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

13.  SECURED NOTES

Secured notes outstanding are as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
Origination on June 15, 2007, outstanding principal of $5,000,000, net of discount of $1,093,454, due on June 14, 2008 at an interest rate of 10% per annum. Both principal and interest have been secured by four patents of intellectual properties.	$-	$4,505,699

Origination on August 2, 2007, outstanding principal of $5,000,000, net of discount of $1,093,454 due on June 14, 2008 at an interest rate of 10% per annum. Both principal and interest have been secured by four patents of intellectual properties.	-	4,361,902

Total secured notes	$-	$8,867,601

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

For the six months ended June 30, 2008, $1,132,399 and $468,208 of amortization of discount to the notes and debt issue cost was recognized as other expense.

Interest expense for the six months ended June 30, 2008 was $27,398.

On January 11, 2008, the principal of $10,000,000 of secured notes and all accrued interests $279,452 were fully repaid and settled. At that same time, all pledged properties have been released accordingly.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). -- AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2008 and December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company filed certain tax returns in China. As of June 30, 2008 and December 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008 and December 31, 2007, the Company has no accrued interest or penalty related to uncertain tax positions.

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

Income tax expense for the six months ended June 30, 2008 and 2007 are summarized as follows:

	Six months ended June 30
	2008	2007
Current:	(Unaudited)	(Unaudited)
CIT	$-	$(52,389)

Deferred:
CIT	$294,039	$(1,311,999)

Income tax benefit (expense)	$294,039	$(1,364,388)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

14.  INCOME TAXES (CONTINUED)

(a) Corporation Income Tax (Continued)

The Company’s income tax expense differs from the “expected” tax (expense) benefit for the periods ended June 30, 2008 and 2007 (computed by applying the CIT rates of 15 percent and 24 percent to income before income taxes, respectively) as follows:

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Computed “expected” benefit (expense)	$713,737	$(399,598)
Permanent differences	-	(1,311999)
Tax rate adjustments	-	-
Effect of favorable tax rates	-	347,209
Valuation allowance	(419,698)	-
Income tax benefit (expense)	$294,039	$(1,364,388)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

14.  INCOME TAXES (CONTINUED)

(a) Corporation Income Tax (Continued)

 (b) Value Added Tax

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

The VAT payable of 0 and $113,794 at June 30, 2008 and December 31, 2007, respectively, is included in other payables in the accompanying condensed consolidated balance sheets.

For the six months ended June 30, 2008 and 2007, ¥71,365 and $908,010 were received as VAT refund from the PRC Government, which was recognized as other income.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

15.  COMMITMENTS

The Company occupies plant and office space leased from third parties. Accordingly, for the six months ended June 30, 2008 and 2007 the Company recognized rental expense for these spaces of $208,196 and $198,960, respectively.

As of June 30, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Year ending December 31,	Amount
2008	$244,938
2009	179,077
$424,015

On February 8, 2007, MIL and BJ HID entered into a binding term sheet (the “Binding Term Sheet”) whereby BJ HID agreed to sell, and MIL agreed to purchase, the technology, patents and all intellectual property rights related to solar powered mobile phones owned by BJ HID for $10,000,000, which shall be payable in 10 equal installments of $1,000,000. Each such installment shall be due and payable following the sale by the Company of 100,000 solar power phones. The agreement is expected to be finalized before September 30, 2008. Also see Note 13.

16.  SHAREHOLDERS’ EQUITY

(a) Conversion of Series B Preferred Stock into Common Stock

During the six months ended of June 30, 2008, 2.5 shares of Preferred Stock were converted into 125,000 shares of Common Stock of the Company.

(b) Liquidated damages to Series B preferred stockholders

In July 2008, the Company is negotiating liquidated damages to the Series B preferred stockholders of $1,445,750 in the form of common stock for the default for not registering the Series B preferred on or before July 2, 2007. The exact number of shares is still under discussion and negotiation with the Series B preferred stockholders.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

17.  WARRANTS

	Warrants Granted	Weighted Average Exercise Price
Outstanding as of December 31, 2007	5,106,250	1.613
Granted	12,000,000	2.000
Exercised	-
Cancelled	-	-
Outstanding as of June 30, 2008	17,106,250	$1.885

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

$133,097 and $221,828 of financial advisory fees was recognized as general and administrative expenses and additional paid-in capital in the six months ended June 30, 2008 and 2007, respectively.

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
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

The following is the unaudited pro forma net income and basic and diluted net income per share of the Company for the periods ended June 30, 2007 assuming the sale of company was completed on January 1, 2007.

Six months ended June 30 2007
(Unaudited)
Net income	$118,035

Net income per share
- Basic	$0.01
- Diluted	$0.01

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

The following is the unaudited pro forma net income and basic and diluted net income per share of the Company for the periods ended June 30, 2007 assuming the sale of company was completed on January 1, 2007.

Six months ended June 30, 2007
(Unaudited)
Net income	$305,907

Net income per share
- Basic	$0.01
- Diluted	$0.01

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

In connection with the agreements, the business operations of Euro Asia and its subsidiaries were no longer operations and subsidiaries of the Company. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the result of operation of Euro Asia and its subsidiary was presented separately as “discontinued operations”. The income from discontinued operations of $1,556,387 for the period ended June 30, 2007 is reflected in the Company’s condensed consolidated statement of income for the period ended June 30, 2007.

The following is the unaudited pro forma net loss and basic and diluted net loss per share of the Company for the periods ended June 30, 2007 assuming the sale of company was completed on January 1, 2007.
Six months ended June 30, 2007
(Unaudited)
Net loss	$(1,438,352)

Net loss per share
- Basic	$(0.02)
- Diluted	$(0.02)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

19.  SEGMENT INFORMATION

The Company operates two segments for the six months ended June 30, 2008. The two segments in 2008 are the development, production and distribution of mobile phone products and mobile application software within China. The software business was started from the end of 2006 after the acquisition of the software company, Beijing Hi-Tech Wealth Software Co., Ltd. and later on carried out by Beijing Hi-Tech Wealth Communication Technology Co., Limited (“BJ HCT”) (100% subsidiary of MIL) since the end of 2007. The Company’s segment information for 2008 is as follows:

	Smart Phone	Software	Corporate	Consolidated
Six Months Ended June 30, 2008 (Unaudited)
Revenue	$2,097,283	$-	$-	$2,097,283
Operating expenses	4,552,486	525,721	380,432	5,458,639
Operating income (loss)	$(4,509,780)	$(525,721)	$(380,432)	$(5,415,933)

Six Months Ended June 30, 2007 (Unaudited)
Revenue	$34,335,339	$4,011,076	$-	$38,346,415
Advertising	3,630,840	-	-	3,630,840
Other operating expenses	3,097,016	1,657,540	860,180	5,614,736
Operating income (loss)	$1,902,445	$3,252,382	$(3,449,769)	$1,708,092

	Smart Phone	Software	Corporate	Consolidated
June 30, 2008 (Unaudited)
Identifiable assets	$47,523,070	$698,071	$10,082,094	$58,303,235

December 31, 2007
Identifiable assets	$46,936,438	$2,690,378	$1,814,536	$51,441,352

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

Business Overview

The Company operated in the mobile phone market for the third year in 2008. The mobile phone market is very volatile since the end of 2007. While the Company managed to roll out four new products, they didn’t meet expectation due to lack of innovative application and premium features.

Total approximately 2,143 units security mobile phones and approximately 4,547 solar mobile phones with solar jacket were sold in the three months period ended June 30, 2008.

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

Results of Operations

Six months ended June 30, 2008 Compared to six months ended June 30, 2007

Revenues. Revenues were [$2,097,283] for the six months ended June 30, 2008, as compared to $38,346,415 for the same period in 2007. This [86.04%] decrease is due to a delay in launching new products with premium features and innovative applications, declining unit sales and selling price of existing ISM models, and very keen competition in the mobile industry during the first quarter of 2008.

Gross profit. Our gross margin decreased to [2.0%] in the six months ended June 30, 2008 from 33.13% in the six months ended June 30, 2007. This decrease is attributable to price competition in the mobile phone industry. Gross profit was only [$42,706] in the six months ended June 30, 2008, as compared to $12,703,537 for the same period in 2007. This decrease was attributable to a decrease in sales volume together with the effect of lower margins.

Operating (loss) income. For the six months ended June 30, 2008, the operating loss was [$5,415,933] as compared to an operating income of $3,457,961 for the same period in 2007. This decrease in operating income was due to increases in inventory provision for slow moving stock, operating expenses due to the publicly-reporting status of the Company combined with significant reductions in sales.

Selling and distribution. Selling and distribution expenses were [$265,925] for the six months ended June 30, 2008, as compared to $1,523,460 for the same period in 2007. This decrease was primarily attributable to a significant low market activity level after the quality deficiency for the first solar powered mobile phone S116 on 2007.

Advertising. Advertising of [$69,609] were incurred for the six months ended June 30, 2008, as compared to $3,630,840 for the same period in 2007, the decrease is caused by low level market activities engaged by the Company due to lack of innovative new products after the failure of solar mobile phone on 2007.

Research and development. Research and development costs of [$555,518] were incurred for the six months ended June 30, 2008, as compared to $808,702 for the same period in 2007, the increase is caused by new products that the Company is developing after the failure of solar mobile phone on 2007 in order to restore its market positioning as high-end products provider, with premium features and innovative applications.

General and administrative. General and administrative expenses were [$1,932,695] for the six months ended June 30, 2008, as compared to $3,283,204 for the same period in 2007. This increase was primarily attributable to an increase in stock provision..

	Six months Ended June 30, 2008	Six months Ended June 30, 2007	Increase/ (Decrease)	% Change
General and Administrative
Legal and professional fees	$856,294	$929,061	$234,843	38%
Entertainment & traveling expenses	159,881	480,604	54,875	52%
Depreciation & amortization expense	177,351	287,347	49,207	38%
Salaries	334,906	684,356	155,610	87%
Office expenses	302,433	244,533	57,900	24%
Other	101,830	901,836	65,674	182%
Total	$1,932,695	$3,283,204	$618,109	47%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, and financial advisory fees. During the six months ended June 30, 2008, the significant increase was caused by financial advisory fees and the legal fees paid in connection with the financial structuring and private placement completed during this period.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks throughout China.

Salaries - Increase in salaries was due to the increase in headcount from the acquisition of Beijing Hi-Tech Wealth Software Co., Limited (“BJ HTS”) on October 27, 2006, and the increase in the sales team to facilitate the sales strategy in the near future.

  Other expenses. Other expenses, net was [$2,663,621] for the six months ended June 30, 2008, as compared to other expenses, net of $1,749,869 for the same period in 2007.

Provision for obsolete and slow moving inventories. Provision for obsolete and slow moving inventories of [$2,634,892] were incurred for the six months ended June 30, 2008, as compared to $0 for the same period in 2007, the increase is caused mainly by inventory of solar powered mobile phones.

Moreover, there was an increase in interest expenses of $405,604 on $9,519,625 in average bank borrowings during the period. In addition, a decrease in government grants and subsidies, from $115,758 of 2007 to $30691 in the six months ended June 30, 2008 had an effect on other income.

Discontinued operations. The net gain/loss from discontinued operations was $0 for the six months ended June 30, 2008.

Income taxes. Income taxes were a benefit of [$119,631] for the six months ended June 30, 2008, as compared to expense of $1,364,388 for the same period in 2007. The decrease was due to the decrease of sales volume and loss generated for the period ended June 30, 2008.

Net (loss) income. Net loss was [$7,959,921] for the six months ended June 30, 2008, as compared to net income of $306,913 for the same period in 2006. This change was attributable to the factors discussed above.

For the six months ended June 30, 2008, basic net loss per share was [$0.13].

Liquidity and Capital Resources

As of June 30, 2008, we had [$1,209,360] of cash and cash equivalents and [$12,792,737] of working capital as compared to $300,224 of cash and cash equivalents and $1,033,683 of working capital deficiency, respectively, at December 31, 2007. Accounts receivable increased to [$14,297,627] at June 30, 2008 from $11,413,957 at December 31, 2007, as we entered into agreements certain preferred customers to extend the settlement period for both GSM and CDMA mobile distributors, from 90 days to 180 days, offset by an increase in accounts payable to [$11,798,323] at June 30, 2008 from $9,333,376 at December 31, 2007. Prepayment for goods decreased to [$4,509,131] at June 30, 2008 from $6,012,788 at December 31, 2007, which was mainly caused by lack of new products with premium features and innovative applications.

There was a net outflow of cash from operations of [$6,153,950] in the six months ended June 30, 2008 in comparison to $4,311,598 for the same period in 2007..

The cash provided by financing activities was increased to [$8,473,791], in the six months ended June 30, 2008 in comparison to $8,632,039 for the same period in 2007, which were mainly attributable to the placement of Global notes in January 2008.

The Company expects that it will generate sufficient funds from operations and fund raising activities to meet the required funds in the following 12 months’ operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.
Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in   the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended March 31, 2008.

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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $7,826,825 and [$6,153,950], respectively, from December 31, 2007 (Inception) through June 30, 2008.

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

Based on our current operating plan, we believe that we will need to obtain additional financing in addition to the funds already raised through the sale of equity securities to fund our cash needs and continue our operations in 2009. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the quarter ended June 30, 2008.

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

CHINA MOBILE MEDIA TECHNOLOGY INC.

Dated: August 14, 2008	By:	/s/ Zhang Zhengyu
Name: Zhang Zhengyu Title: Chief Executive Officer and Chairman (Principal Executive Officer)

CHINA MOBILE MEDIA TECHNOLOGY INC.

By:	/s/ Ma Qing
Name: Ma Qing Title: Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)