Form 10-Q/A
period 2008-06-30
China Mobile Media Technology Inc.
filed 2008-09-05
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
Amendment No.1

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
No. 18 Zhongguancun East Road
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

As of August 25, 2008, there were 60,935,122 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

Explanatory Note

The registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 19, 2008 (“Original Form 10-Q”), to amend Part 1 Financial Information – Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A). Additionally, one typographical error in each of Part 1 Financial Information – Item 4 “Controls and Procedures” and in Part 2 Other Information - Item 1A “Risk Factors” respectively has been corrected.

The restatement adjustments principally correct the omission of items on three months period comparison between 2008 and 2007 that were not recorded in the financial statements previously and make numbers tie to the financials. These adjustments have no material impact on the Original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by U.S. the Company’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

2ND QUARTER REPORT ON FORM 10-Q/A

AMENDMENT NO. 1

INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

CONTENTS

PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

PAGE	3-4	CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

PAGES	5	CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

PAGES	6-24	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$878,679	$300,224
Accounts receivable, net of allowance for doubtful accounts of $8,230,850 and $5,661,556 at June 30, 2008 and December 31, 2007, respectively	10,850,436	11,413,957
Notes receivable, net of discount of $67,913 and $237,066 at June 30, 2008 and December 31, 2007, Respectively	5,573,590	5,408,806
Inventories, net of allowance of $8,435,145 and $1,084,001 at June 30, 2008 and December 31, 2007, respectively	2,310,295	7,385,441
Due from related parties	10,535,040	146,909
Advance to suppliers	5,706,586	6,012,788
Debt issue costs		468,208
Other receivables, prepaid expenses and other assets	1,787,801	1,929,898
Total current assets	37,642,427	33,066,231
LONG-TERM ASSETS
Plant and equipment, net	16,449,953	16,085,217
Land use right and other intangible assets, net	2,659,495	2,285,904
Long-term investment	4,000	4,000
Goodwill	4,240,842	4,240,842
Total long-term assets	23,354,290	22,615,963

TOTAL ASSETS	$60,996,717	$55,682,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,545,641	$9,333,376
Other payables and accrued liabilities	4,372,966	3,445,546
Short-term bank loans	3,061,626	3,144,611
Current portion of long-term loans		1,093,778
Secured notes, net of discount of $1,132,399 at December 31, 2007		8,867,601
Notes payable		2,191,333
Unearned revenue	3,380,143	3,783,680
Due to related parties	6,751,726	561,275
Taxes payable	(222,306)	253,394
Salaries and welfare payable	252,724	115,719
Liquidated damages payable	1,525,750	1,445,750

Total current liabilities	32,668,270	34,236,063
LONG-TERM LIABILITIES
Long-term bank loans	6,152,411	4,744,261
Global notes, net of discount of $2,074,225 at June 30, 2008	18,586,932	-
Warrants	90,000

Total long-term liabilities	24,829,343	4,744,261
TOTAL LIABILITIES	57,497,613	38,980,324

SHAREHOLDERS’ EQUITY
Series B Preferred stock, stated value $50,000 per share; authorized 300 shares, 286.15 and 288.65 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	14,307,500	14,432,500
Common stock, par value $0.001 per share; authorized 280,000,000 shares, 60,935,122 and 59,394,615 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	60,935	59,395
Additional paid-in capital	21,461,971	20,574,138
Accumulated deficit	(35,570,735)	(20,142,287)
Accumulated other comprehensive income	3,239,433	1,778,124
TOTAL SHAREHOLDERS’ EQUITY	3,499,104	16,701,870
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,996,717	$55,682,194

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES, NET	$(312,355)	$21,510,775	$1,784,928	$38,346,415

COST OF GOODS SOLD	(857,955)	15,246,354	1,196,622	25,642,878

GROSS PROFIT	545,600	6,264,421	588,306	12,703,537

Selling and distribution	90,417	1,140,947	356,342	1,523,460

Advertising	210,532	2,152,347	280,141	3,630,840

Research and development	(298,890)	377,226	256,628	808,072

General and administrative	3,176,311	1,641,348	5,109,006	3,283,204

Allowance for obsolete and slow moving inventories	4,716,251		7,351,143

(LOSS)INCOME FROM OPERATIONS	(7,349,021)	952,553	(12,764,954)	3,457,961

OTHER INCOME (EXPENSES)
Interest income (expense), net	400,375	(229,184)	(5,229)	(577,944)

Non cash interest expense from amortization of discount on global and secured notes	(921,940)	(72,130)	(2,069,015)	(2,351,442)

Amortization of debt issue costs for secured notes	22,250		(468,208)

Government grants	336,197	111,568	366,888	227,778

Value added tax refund		168,146		908,010

Gain (loss) from foreign exchange transactions	699,446		(226)

Other income (expense), net	(67,060)	34,074	(18,563)	43,729

Total Other income (Expenses)	469,268	12,474	(2,194,353)	(1,749,869)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(6,879,753)	965,027	(14,959,307)	1,708,092

INCOME TAXES BENEFIT (EXPENSE)	(175,600)	(798,178)	295,231	(1,364,388)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(6,704,153)	166,849	(14,664,076)	343,704

MINORITY INTERESTS SHARE OF LOSS (INCOME)				(99,259)

(LOSS) FROM CONTINUING OPERATIONS	(6,704,153)	166,849	(14,664,076)	244,445

DISCONTINUED OPERATIONS

Gain from disposition of discontinued operations	-		-	63,833

Income (loss) from discontinued operations		(454)		(1,365)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS		(454)		62,468

NET INCOME (LOSS)	(6,704,153)	166,395	(14,664,076)	306,913

Dividend to preferred share holders			764,373

(LOSS) INCOME TO COMMON SHAREHOLDERS	(6,704,153)	166,395	(15,428,449)	306,913

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	833,515	414,234	1,461,310	612,998

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	833,515		1,461,310

Income tax related to other comprehensive income		(62,135)		(91,950)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	833,515	352,099	1,461,310	521,048

COMPREHENSIVE INCOME (LOSS)	$(5,870,638)	$518,494	$(13,967,139)	$827,961

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average shares outstanding
- Basic	60,935,122	59,013,215	60,271,594	48,318,205
- Diluted	60,935,122	69,935,584	60,271,594	57,871,869

Income (loss) per share from continuing operations
- Basic	$(0.11)	$0.00)	$(0.26)	$0.01)
- Diluted	$(0.11)	$0.00)	$(0.26)	$0.00)

Net gain (loss) per share from discontinued operations
- Basic	$(0.00)	$(0.00)	$(0.00)	$0.00)
- Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00)

Net income (loss) per share
- Basic	$(0.11)	$0.00)	$(0.26)	$0.01)
- Diluted	$(0.11)	$0.00)	$(0.26)	$0.01)

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	Six months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,664,076)		$306,913
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	461,473		547,727
Amortization of discounts to notes	2,069,015		2,351,442
Amortization of notes receivable discount	(148,364)
Adjustment of FV of warrants	(311,741)		221,828
Amortization of debt issue cost	468,208
Deferred taxes			1,311,999
Allowance for obsolete and slow moving inventories	7,351,143
Allowance for doubtful accounts	2,569,294
Minority interests’ share of net income			99,259

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(2,005,774)		(14,901,882)
Inventories	(2,275,997)		7,267,254
Other receivables, prepaid expenses, and other assets	304,889		108,114
Prepayments for goods	306,202		(2,601,707)
Due from employees			(346,525)
Discontinued operations			5,515

Increase (Decrease) In:
Accounts payable	2,604,643		1,375,196
Other payables and accrued liabilities	(362,983)		(906,981)
Salaries and welfares payable			(7,222)
Taxes payable	(296,360)		(600,462)
Unearned revenues	(403,537)		1,442,160
Discontinued operations			1,330
Net cash used in operating activities	(4,333,964)		(4,311,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(12,281)		(531,968)
Repayment for notes receivable	(16,420)		(2,912,150)
Deposit for long term investment			(200,000)
Discontinued operations			3,188
Net cash used in investing activities	(28,701)		(3,640,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term bank loans	(82,985)
Repayments for long-term bank loans	(291,583)
Repayments for notes payable			(1,299,980)
Repayments for secured notes, net	(10,000,000)		4,338,287
Proceeds from global notes	20,661,157
Advances from related parties	6,190,451		44,375,300
Repayment to related parties	(10,388,131)		(46,031,568)
Proceeds from issuance of preferred stock			7,250,000
Issuance cost of Global Notes	(2,609,100)
Discontinued operations
Net cash provided by financing activities	3,479,809		8,632,039

NET INCREASE IN CASH AND CASH EQUIVALENTS	(882,856)		679,511

Effect of exchange rate changes on cash	1,461,310		787,745
Cash and cash equivalents at beginning of year	300,224		184,625
CASH AND CASH EQUIVALENTS AT END OF YEAR	$878,678		$1,651,881

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$440,915		$379,951
Income taxes paid		$	$ 677,517

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2007 (UNAUDITED)

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has cash and cash equivalents of $878,679 on June 30, 2008, has a net loss of $14,664,075 and $24,733,048 and a negative cash flow from operations of $4,333,964and $13,607,191 for the period ended June30, 2008 and December 31, 2007, respectively, and has a retained deficit of $35,570,735 and $20,142,287 at June 30, 2008 and December 31, 2007, respectively.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and pursuant to the rules and regulations of the SEC for annual financial statements.

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
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)
Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

(c)
Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2008 and December 31, 2007, the Company had accounts receivable of $ 10,850,436 and $11,413,957 respectively.

Accounts receivable as following:

	March 31, 2008	June 30, 2008	December31, 2007
	(Unaudited)	(Unaudited)	(Audited)
Accounts receivable:	$20,194,524	$19,081,286	$17,075,513
Less: allowance for doubtful accounts	$(5,896,897)	$(8,230,850)	$(5,661556)
Total accounts receivable, net	$14,297,627	$10,850,436	$11,413,957
(d)
Inventory is valued at the lower of cost or market. Inventory consists of raw material, packages, consigned progress material, semi-finished goods cost, finished goods and estimated goods returned. Cost of semi-finished and finished goods comprises direct material, direct production cost and an allocated portion of production overheads. Valuation method of inventory is FIFO. See note 5 for details.

(e)
Plant and equipment are stated at net. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When Plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method over the estimated lives ranging from five to forty years as follows:

Building	25-40	years
Machinery	5-10	years
Motor vehicle	5	years
Office Equipment	5-25	years
Also see note 7
(f)	Impairment of long-life assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets, including plant and equipment, machinery, motor vehicle, office equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If present value of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2008.

(g)	Concentrations

The Company had various customers for the three months ended June 30, 2008 and 2007 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	June 30, 2008	June 30, 2007	June 30, 2008	December 31, 2007

Company A	46.9%		3.9%
Company B	12.9%
Company C	6.4%	4.7%
Company D	2.9%	7.9%		7.9%
Company E	2.8%
Company F		15.1%		18.8%
Company G		9.7%		12%
Company H		4.4%

The sole market of the Company is the PRC for the periods ended June 30, 2008 and 2007.

The Company had various suppliers for the three months ended June 30, 2008 and 2007 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	June 30, 2008	June 30, 2007	June 30, 2008	December 31, 2007

Company A	29.5%		1.6%
Company B	17.6%		0.4%
Company C	11.7%		0.4%
Company D	8.5%
Company E	4.5%		0.2%
Company F		37.2%		14%
Company H		15.9%		5.7%
Company I		13.3%
Company J		13.1%
Company K		7.4%

The Company had various customers for the six months ended June 30, 2008 and 2007 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	June 30, 2008	June 30, 2007	June 30, 2008	December 31, 2007

Company A	43.1%		25.8%
Company B	14.0%		4.5%
Company C	12.9%		-
Company D	4.5%		0.4%	-
Company E	2.7%	11.4%	1.1%	3.3%
Company F		7.8%
Company G		5.9%		4.2%
Company H		4.4%
Company I		3.6%

The sole market of the Company is the PRC for the periods ended June 30, 2008 and 2007.
The Company had various suppliers for the six months ended June 30, 2008 and 2007 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	June 30, 2008	June 30, 2007	June 30, 2008	December 31, 2007

Company A	32.1%		49.3%
Company B	26.3%		4.4%
Company C	11.4%		1.2%
Company D	6.2%
Company E	3.4%
Company F		44.2%
Company H		18.9%
Company I		10.9%		11%

Company H (Beijing Hi-Tech Wealth Electronic Products Co., Ltd) is a related party, which is controlled by the director of MIL. Also see Note 4 and 6.

(h) Use of Estimates

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
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, notes receivable, due to/from related parties, other receivables and prepaid expenses, due from/to employees, prepayments for goods, accounts payable, notes payables, short-term bank loans, other payables and accrued liabilities, taxes payable and unearned revenues. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

(j) Government Grants

Grants received from the PRC Government for assisting the Company’s improvement and development are recognized as other income when the proceeds are earned and received or collectible.

For the three months ended June 30, 2008 and 2007, $336,197 and $111.568 were received as grants from the PRC Government, and were recognized as other income.

For the six months ended June 30, 2008 and 2007, $366,888 and $227.778 were received as grants from the PRC Government, and were recognized as other income.

(k) Foreign Currency Translation

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

	March 31.2008	June 30, 2008	December 31, 2007	March 31.2007	June 30, 2007
Period end RMB: US$ exchange rate	7.0222	6.8591	7.3141	7.7410	7.6155
Period average RMB: US$ exchange rate	7.1682	7.0580	7.5658	7.7714	7.7121

(l) Revenue Recognition

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

 (m) Earnings (Loss) Per Share

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

(n) Earnings (Loss) Per Share (Continued)

Basic and diluted (loss) income per share are calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic:
Income(loss) applicable to common shareholders	$(7,468,525)	$166,395	$(15,428,449)	$306,913

Weighted average shares outstanding during the period	60,935,122	59,013,215	60,271,594	48,318,205

Net income(loss) per share	$(0.12)	$0.00	$(0.26)	$0.01

Diluted:
Income(loss) applicable to common shareholders	$(6,704,153)	$166,395	$(15,428,449)	$306,913
Interest expense attributable to convertible notes	-	3,255		6,510
Diluted income(loss) applicable to common shareholders	$(0.11)	$169,650	$(0.26)	$313,423

Weighted average shares outstanding during the period	60,935,122	59,013,215	60,271,594	48,318,205
Effect of dilutive securities:
Convertible notes	-	267,262	-	1,047,970
Warrants	-	1,694,755	-	1,426,521
Series B preferred stock	-	8,960,352	-	7,079,173
Secured notes	-	-	-	-
Weighted average diluted shares outstanding during the period	60,935,122	69,935,584	60,271,594	57,871,869

Diluted net income(loss) per share	$(0.11)	$0.00	$(0.26)	$0.01

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Adoption of New Accounting Policy

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements. In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the non controlling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained non controlling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any non controlling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the non controlling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FOR  MERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

4.  NOTES RECEIVABLE

Notes receivable consist of the following:

	March 31, 2008	June 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)	(Audited)
Notes receivable from unrelated companies:
Beihai University Garden Management Co. Ltd., due December 31, 2008	$369,572	$356,205	$346,454
Jiangxi Jin Sunpower Technology Co. Ltd.			13,672
Beijing Hengjiweiye Co. Ltd.	142,611
Yaxin centry Tech development Co Ltd.	61,343
Beijing quanwangda communication Co Ltd.	28,481
Beijing Ziguang Lvxin technology Co Ltd.	27,322
	$629,329	$356,205	$360,126

Notes receivable from related companies:
Union Perfect Limited.	$2,571,337	$2,825,857	$2,826,098
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd.	$2,460,210	$2,459,439	$2,459,648
Profit Power	1,236,620

Less: Notes receivable discount	$(218,549)	$(67,911)	$(237,066)
Total notes receivable, net	$6,678,947	$5,573,590	$5,408,806

Notes receivable from unrelated companies are interest-free, unsecured and all current.

Interest-free notes were provided to related parties for their assistance in developing distribution channels and new markets for the Company. The Company recorded a discount of $67,911 on notes receivable of $5,285,296 based on the present value of notes receivable using a 7% rate. In 2008, $148,364 of interest income was recognized in the accompanying consolidated statements of income from the amortization of the discount.

Also see Note 6 for related parties disclosures.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

5.  INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw materials	$3,731,800	$3,562,003
Finished goods	7,013,640	4,907,439
	10,745,440	8,469,442
Less: Allowance for slow moving inventories	(8,435,145)	(1,084,001)
Inventories, net	$2,310,295	$7,385,441

6.  DUE TO/FROM RELATED PARTIES

(I) Due From Related Parties			June 30, 2008	December 31, 2007
			(Unaudited)	(Audited)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a	)	$7,665,918	$139,204
Beihai Hi-Tech Wealth Information Industry Co. Ltd.	(b	)	1,379,417	4,415
Beijing Hi-Tech Wealth Technology Development Co. Ltd.	(c	)		3,290
Beijing Mobil XP Technology Co. Ltd	(e	)	419,111
HK HEP	(f	)	223,922
Profit Power Ltd	(g	)	841,424
Others			5,248
Total due from related parties			$10,535,040	$146,909

(II) Due To Related Parties			June 30, 2008	December 31, 2007
			(Unaudited)	(Audited)
Beijing Hi-Tech Wealth Electronic Product Co Ltd	(a	)	2,470,572
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(d	)	1,197,971	3,333
Beijing Mobil XP Technology Co. Ltd.	(e	)	$255,429	$522,086
Profit Power Ltd	(g	)	255,326
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(h	)	1,034,527	35,856
Hi-Tech Wealth Holding Co. Ltd	(i	)	22,902
HTW (Tongxiang) Electronic Tech. Ltd	(j	)	1,230,040
Jiangsu HTW Tech. Dev. Ltd	(k	)	234,970
HT Intellectual Property Rights Management Consulting Co. Ltd	(l	)	11,663
Beihai Hi-Tech Wealth Electronic Product Co Ltd	(m	)	38,326

Total due to related parties			$6,751,726	$561,275

(III) Due From Employees	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current	$	$105,936
Total due from employees	$	$105,936

(IV) salaries and welfares payable	June 30, 2008	December 31, 2007
Current	$252,724	$115,719
Total salaries and welfares payable	$252,724	$115,719

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

6.  DUE TO/FROM RELATED PARTIES (CONTINUED)

(a)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) is controlled by a director of the Company. During the six months ended June 30, 2008 and 2007, HTW purchased raw materials and goods from BJ HEP in the amount of $109,885 and $5,252,305, respectively. The remaining balance is interest free, unsecured and has no fixed repayment term. BJ HEP will supply imported raw materials to HTW. Once lots of raw materials

(b)
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

(d)
Beijing Hi-Tech Wealth Investment and Development Co. Ltd. (“BJ HID”) was a minority shareholder of HTW, now controlled by the director of MIL. The amount represents an advance and expenses paid on behalf of the company during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(e)
Beijing Mobil XP Technology Co., Ltd (“BMT”) is a company controlled by the director of MIL. During the six months ended June 30, 2008, HTW purchased raw materials from BMT in the amount of $153,575. The balances at June 30, 2008 and December 31, 2007 represent advance paid to and payable to BMT, respectively. The remaining balance is interest free, unsecured and has no fixed repayment term.

(f)
HK Hi-Tech Wealth Electronic Products Co., Ltd is a company controlled by the director of MIL. The amount represents an advance and expenses paid on behalf of the company during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(g)
Profit power Ltd is a company controlled by a director of MIL. The amount represents an advance for purchasing in overseas during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(h)
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd. (“BH HPS”) is a company controlled by a director of MIL. The amount represents the balance of sales proceeds collected by BH HPS and not yet transfer to BH HTW at the period end June 30, 2008 and December 31, 2007. The remaining balance is interest free, unsecured and has no fixed repayment term.

(i)
Hi-Tech Wealth Holding Co. Ltd. is a company controlled by a director of MIL. The balance at June 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term

(j)
HTW (Tongxiang) Electronic Tech. Ltd is a company controlled by a director of MIL. The balance at June 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term

(k)
Jiangsu HTW Tech. Dev. Ltd is a company controlled by a director of MIL. The balance at June 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term

(l)
HT Intellectual Property Rights Management Consulting Co. Ltd is a company controlled by a director of MIL. The balance at June 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term

(m)
Beihai Hi-Tech Wealth Electronic Product Co Ltd is a company controlled by a director of MIL. The balance at June 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term

(n)
Union Perfect Limited is a company controlled by a director of MIL. The balance at June 30, 2008 represents an advance on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term.

Salaries and welfares payable are interest-free, unsecured and have no fixed repayment terms.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

7.  PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
At cost:
Buildings	$15,250,888	$14,302,151
Machinery	3,716,530	3,331,587
Motor vehicles	197,090	184,829
Office equipment	469,596	367,941
Other equipment	-	651,415
	19,634,104	18,837,923
Less: Accumulated depreciation
Buildings	1,391,523	1,182,825
Machinery	1,442,018	1,181,670
Motor vehicles	121,938	96,121
Office equipment	228,672	142,139
Other equipment	-	149,951
	3,184,152	2,752,706
Plant and equipment, net	$16,449,953	$16,085,217

The net book value of buildings pledged for certain bank loans at June 30, 2008 and December 31, 2007 is $14,129,732 and $10,985,374, respectively. Also see Note 10 and 11.

8.  LAND USE RIGHT

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Cost	$2,966,383	$2,521,217
Less: Accumulated amortization	306,888	235,313
Land use right, net	$2,659,495	$2,285,904

Amortization expense for the next five years and thereafter is as follows:
2008	$143,150
2009	143,150
2010	143,150
2011	143,150
2012	143,150
Thereafter	1,943,745
Total	$2,659,495

The net book value of the land use right pledged for certain bank loans at June 30, 2008 and December 31, 2007 is $2,659,495 and $2,285,904, respectively. Also see Notes 10 and 11.

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

10.  SHORT-TERM DEBT

Short-term debt consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb7,000,000, due December 26, 2008, monthly interest only payments at 9.712% per annum, secured by the building and land use right of the Company. Also see Notes 7 and 8.	$874,750	$1,093,778

Agricultural Bank of China, Beihai Branch, outstanding principal of Rmb15,000,000, due September 11, 2008, monthly interest only payments at 8.424% per annum, secured by a land use right of the Company. Also see Note 7.	2,186,876	2,050,833

Total short-term bank loans	$3,061,626	$3,144,611

 At the end of June 2008, maturity principal of 500,000 was not repaid. But Industrial and Commercial Bank of China and the Company have entered into an agreement to postpone the due date for repayment. At the same time, ICBC promised not to claim in the court because of our previous good credit.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

11.  LONG-TERM BANK LOANS

At June 30, 2008 and December 31, 2007, the long-term bank loans consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb42,700,000, at an interest rate of 8.093% per annum, secured by the building and a land use right of HTW. The loan is due on December 31, 2010. Also see Notes 7 and 8.	$6,152,411	$5,838,039
Total long-term bank loans	$6,152,411	$5,838,039

Less: Current portion	-	(1,093,778)

Long-term portion	$6,152,411	$4,744,261

 At the end of June 2008, maturity principal of 1,500,000 was not repaid. But Industrial and Commercial Bank of China and the Company have entered into an agreement to postpone the due date for repayment. At the same time, ICBC promised not to claim in the court because of our previous good credit.

The long-term bank loan is due as follows:

Year Ending December 31,	Amount
2008	$1,239,230
2009	1,312,126
2010	3,601,055
$6,152,411

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

12.	GLOBAL NOTES

Global notes outstanding are as follows:

June 30, 2008
(Unaudited)
Issued on January 11, 2008, outstanding principal of RMB150,000,000 (US$20,661,157), net of discount of $2,074,225,	$18,586,932

On January 11, 2008, the Company sold in a private placement of $20,661,157 (Rmb150,000,000) principal amount of 9.5% per annum global notes (the “Global Notes”) subject to increase by an additional 5% per annum in the event that the Company’s common stock is not listed on a recognized stock exchange by January 12, 2009, with common stock purchase warrants to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Exercise Price”), exercisable any time after January 11, 2008 through June 30, 2014.

The arrangement fee, issuing cost and value of warrants of $3,010,841 was recognized as discount on the notes and are amortized over the life of notes using the effective interest rate method which is 10.997%. For the three months and six months ended June 30, 2008, $450,951 and $936,616 of amortization of discount on notes was recorded as interest expense, respectively.

The warrant’s Exercise Price shall be subject to a contingent downward price adjustment on the six month anniversary of the date hereof and upon the expiration of each subsequent six month period (each, a “Reset Date”), such that if the volume weighted average closing price per share of common stock for the 20-trading day period immediately prior to the applicable Reset Date is less than the then applicable Exercise Price (such lower volume weighted average closing price, the “Reset Exercise Price”), the Exercise Price shall automatically be changed to the Reset Exercise Price; provided, however, that notwithstanding the foregoing, in no event shall the Reset Exercise Price be less than $.80 per share (as adjusted proportionally for stock dividends, stock splits, combinations, recapitalizations and the like).

On the first Reset Date July 11, 2008, the closing price is $0.1. The volume weighted average for the 20 trading days immediately prior to the Reset Date is $0.076. So the warrant is evaluated with exercise price set at the floor value of $0.80.

The fair value of the Warrants of $401,741 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	3.375%
Expected life	6.5 years
Expected volatility	35.57%
Expected dividend yield	0%

However, the stock price on June 30, 2008 was significantly lower than that on January 11, 2008. The new fair value of the Warrants of $90,000 was determined with new volatility at 121% and expected life of 6.25 years..

This fair value of the warrants is classified as a liability and the change in values are recorded as charge or credit to interest expense. The reset feature will be capped at $0.80 per share on July 11, 2008.

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

The principal has a series of partial mandatory redemption as the following:

Date Amount	Percentage of Principal
January 11, 2011	10%
July 11, 2011	10%
January 11, 2012	20%
July 11, 2012	20%
January 11, 2013	20%
July 11, 2013	10%
January 10, 2014	10%

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). — AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2008 and December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

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

In April 2008, one of the Company’s subsidiaries, Beijing HCT, was verified by the government as a Sino-Foreign Joint Venture. Pursuant to the Chinese income tax law, Beijing HCT, became fully exempt from income tax for a period of two years from its inception January 2007 to December 2008, followed by a reduced tax rate for the next three years. Concurrent with the exemption, the tax authorities waived approximately $295,231 in taxes due.

The effect of the change of tax status has been accounted for in accordance with SFAS No. 109, par. 28, which states that the effect of a change in tax status is computed as of the date of change and is included in the tax provision for continuing operations. Management believes that the local tax authorities would not have waived past taxes had it not been for the change in the Company’s subsidiary’s tax status.

If Beijing HCT had not been exempt from paying income taxes as described above, income tax expense for the six months ended June 30, 2008 would have been approximately $295,231 and earning per share would have been reduced to ($0.261).

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

13.  INCOME TAXES(CONTINUED)

Income tax expense for the three months ended June 30, 2008 and 2007 are summarized as follows:

	three months ended June 30
	2008	2007
Current:	(Unaudited)	(Unaudited)
CIT	$	$33,761

Deferred:
CIT	$119,631	$(451,762)

Income tax benefit (expense)	$119,631	$(418,001)

Income tax expense for the six months ended June 30, 2008 and 2007 are summarized as follows:

	Six months ended June 30
	2008	2007
Current:	(Unaudited)	(Unaudited)
CIT	$(295,231)	$(52,389)

Deferred:
CIT	$	$(1,311,999)

Income tax benefit (expense)	$(295,231)	$(1,364,388)

The Company’s income tax expense differs from the “expected” tax (expense) benefit for the periods ended March 31, 2008 and 2007 (computed by applying the CIT rates of 15 percent and 24 percent to income before income taxes, respectively) as follows:

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Computed “expected” benefit (expense)	$539,329	$(309,614)
Permanent differences		(108,663)
Tax rate adjustments		(96,188)
Effect of favorable tax rates		96,464
Valuation allowance	(419,698)
Income tax benefit (expense)	$(119,631)	$(418,001)

The Company’s income tax expense differs from the “expected” tax (expense) benefit for the periods ended June 30, 2008 and 2007 (computed by applying the CIT rates of 15 percent and 24 percent to income before income taxes, respectively) as follows:

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Computed “expected” benefit (expense)	$(714,929)	$(399,598)
Permanent differences		(1,311999)
Tax rate adjustments
Effect of favorable tax rates		347,209
Valuation allowance	(419,698)
Income tax benefit (expense)	$(295,231)	$(1,364,388)

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

The VAT payable of $2,005, 0 and $113,794 at March 31, 2008, June 30, 2008 and December 31, 2007, respectively, is included in taxes payable in the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2008 and 2007, $33,994 and $0 were received as VAT refund from the PRC
Government, which was recognized as other income.

For the six months ended June 30, 2008 and 2007, $33,994 and $908,010 were received as VAT refund from the PRC Government, which was recognized as other income.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

14.  SHAREHOLDERS’ EQUITY

Conversion of Series B Preferred Stock into Common Stock

During the six months ended of June 30, 2008, 2.5 shares of Preferred Stock were converted into 125,000 shares of Common Stock of the Company.

15.  WARRANTS

	Warrants Granted	Weighted Average Exercise Price
Outstanding as of December 31, 2007	5,106,250	1.613
Granted	12,000,000	0.8
Exercised
Cancelled
Outstanding as of June 30, 2008	17,106,250	$1.043

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

16.  SEGMENT INFORMATION

The Company operates two segments for the three months ended June 30, 2008. The two segments in 2008 are the development, production and distribution of mobile phone products and mobile application software within China. The software business was started from the end of 2006 after the acquisition of the software company, Beijing Hi-Tech Wealth Software Co., Ltd. and later on carried out by Beijing Hi-Tech Wealth Communication Technology Co., Limited (“BJ HCT”) (100% subsidiary of MIL) since the end of 2007. The Company’s segment information for 2008 is as follows:

	Smart Phone	Software		Corporate		Consolidated
Three Months Ended June 30, 2008 (Unaudited)
Revenue	$(312,355)	$		$		$(312,355)
Operating expenses	6,584,087		760,330		550,204	7,894,621
Operating income (loss)	$(6,038,527)		$(760,330)		$(550,204)	$(7,349,061)

Three Months Ended June 30, 2007 (Unaudited)
Revenue	$19,278,333	$4,011,076	$		$23,289,409
Advertising	2,154,917				2,154,917
Other operating expenses	1,911,269	1,657,540		369,902	3,938,711
Operating income (loss)	$(168,444)	$3,252,382		$(2,959,491)	$124,447

	Smart Phone	Software	Corporate	Consolidated
June 30, 2008 (Unaudited)
Identifiable assets	$51,785,548	$2,968,327	$2,002,000	$56,755,875

December 31, 2007
Identifiable assets	$46,936,438	$2,690,378	$1,814,536	$51,441,352

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

	Smart Phone	Software		Corporate		Consolidated
Six Months Ended June 30, 2008 (Unaudited)
Revenue	$1,784,928	$		$		$1,784,928
Operating expenses	11,136,573		1,286,051		930,636	13,353,260
Operating income (loss)	$(10,548,307)		$(1,286,051)		$(930,636)	$(12,764,994)
Six Months Ended June 30, 2007 (Unaudited)
Revenue	$34,335,339		$4,011,076			$$38,346,415
Advertising	3,630,840					3,630,840
Other operating expenses	3,097,016		1,657,540		860,180	5,614,736
Operating income (loss)	$1,902,445		$3,252,382		$(3,449,769)	$1,705,058

	Smart Phone	Software	Corporate	Consolidated
June 30, 2008 (Unaudited)
Identifiable assets	$51,785,548	$2,968,327	$2,002,000	$56,755,875

December 31, 2007
Identifiable assets	$46,936,438	$2,690,378	$1,814,536	$51,441,352

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

Results of Operations

Three months ended June 30, 2008 Compared to three months ended June 30, 2007

Revenues. Revenues were ($312,355) for the three months ended June 30, 2008, as compared to $21,510,775 for the same period in 2007. This decrease is due to a delay in launching new products with premium features and innovative applications, declining unit sales and selling price of existing ISM models, mostly call-back of the first solar mobile phone model S116 and very keen competition in the mobile industry during the first quarter of 2008.

Gross profit. Gross profit was $545,600 in the three months ended June 30, 2008, as compared to $6,264,421 for the same period in 2007. This decrease was attributable to a decrease in sales volume together with the effect of lower margins.

Operating (loss) income. For the three months ended June 30, 2008, the operating loss was $7,349,021 as compared to an operating income of $952,553 for the same period in 2007. This decrease in operating income was due to increases in inventory provision for slow moving stock, combined with significant reductions in sales.

Selling and distribution. Selling and distribution expenses were $90,417 for the three months ended June 30, 2008, as compared to $1,140,947 for the same period in 2007. This decrease was primarily attributable to a significant low market activity level after the quality deficiency for the first solar powered mobile phone S116 on 2007.

Advertising. Advertising of $210,532 were incurred for the three months ended June 30, 2008, as compared to $2,152,347 for the same period in 2007, the decrease is caused by low level market activities engaged by the Company due to lack of innovative new products after the failure of solar mobile phone on 2007.

Research and development. Research and development costs of ($298,890) were incurred for the three months ended June 30, 2008, as compared to $377,226 for the same period in 2007, the decrease is caused by capitalization of R&D expenses.

General and administrative. General and administrative expenses were $3,176,311 for the three months ended June 30, 2008, as compared to $1,641,348 for the same period in 2007.

	Three months Ended June 30, 2008	Three months Ended June 30, 2007	Increase/ (Decrease)	% Change
General and Administrative
Legal and professional fees	$230,164	$297,432	$(67,268)	(22,6)%
Entertainment & traveling expenses	52,323	281,015	(228,692)	(81.4)%
Depreciation & amortization expense	202,257	144,896	57,361	39.6%
Allowance for doubtful accounts	2,406,849	-	2,406,849	-
Salaries	355,858	443,452	(87,594)	(19.8)%
Other	(71,140)	474,553	(545,693)	(115%
Total	$3,176,311	$1,641,348	$1,534,963	93.5%

Legal and Professional fees – These fees include audit fees, legal fees, consultancy fees, and financial advisory fees. During the three months ended June 30, 2008, the significant decrease was caused by non funding activities.

Other - The increase in other was mainly caused by mobile phone network permission test fees paid to Government agency.

Other expenses. Other expenses, net was $469,268 for the three months ended June 30, 2008, as compared to other income, net of $12,474 for the same period in 2007.

Allowance for obsolete and slow moving inventories. Allowance for obsolete and slow moving inventories of $4,716,251 were incurred for the three months ended June 30, 2008, as compared to $0 for the same period in 2007, the increase is caused mainly by inventory of solar powered mobile phones and components.

Moreover, there was a decrease in interest expenses of $629,559 due to interest income of 400,375. In addition, an increase in government grants and subsidies, from $115,568 of 2007 to $336,197 in the three months ended June 30, 2008.

Discontinued operations. The net gain/loss from discontinued operations was $0 for the three months ended June 30, 2008.

Income taxes. Income taxes were a benefit of $175,600 for the three months ended June 30, 2008, as compared to expense of $798,178 for the same period in 2007. The decrease was due to the decrease of sales volume and loss generated for the period ended June 30, 2008.

Net (loss) income. Net loss was $6,704,153 for the three months ended June 30, 2008, as compared to net income of $166,849 for the same period in 2007. This change was attributable to the factors discussed above.

For the three months ended June 30, 2008, basic net loss per share was $0.12.

Six months ended June 30, 2008 Compared to six months ended June 30, 2007

Revenues. Revenues were $1,784,928 for the six months ended June 30, 2008, as compared to $38,346,415 for the same period in 2007. This 95.3% decrease is due to a delay in launching new products with premium features and innovative applications, declining unit sales and selling price of existing ISM models, call-back of the first solar mobile phone S116 and very keen competition in the mobile industry since the first quarter of 2008.

Gross profit. Our gross margin decreased to 33% in the six months ended June 30, 2008 from 33.13% in the six months ended June 30, 2007. Gross profit was only $588,306 in the six months ended June 30, 2008, as compared to $12,703,537 for the same period in 2007. This decrease was attributable to a decrease in sales volume.

Operating (loss) income. For the six months ended June 30, 2008, the operating loss was $12,764,954 as compared to an operating income of $3,457,961 for the same period in 2007. This decrease in operating income was due to increases in inventory provision for slow moving stock, combined with significant reductions in sales.

Selling and distribution. Selling and distribution expenses were $356,342 for the six months ended June 30, 2008, as compared to $1,523,460 for the same period in 2007. This decrease was primarily attributable to a significant low market activity level after the quality deficiency for the first solar powered mobile phone S116 on 2007.

Advertising. Advertising of $280,141 were incurred for the six months ended June 30, 2008, as compared to $3,630,840 for the same period in 2007, the decrease is caused by low level market activities engaged by the Company due to lack of innovative new products after the failure of solar mobile phone on 2007.

Research and development. Research and development costs of $256,628 were incurred for the six months ended June 30, 2008, as compared to $808,702 for the same period in 2007.

General and administrative. General and administrative expenses were $5,109,006 for the six months ended June 30, 2008, as compared to $3,283,204 for the same period in 2007.

	Six months Ended June 30, 2008	Six months Ended June 30, 2007	Increase/ (Decrease)	% Change
General and Administrative
Legal and professional fees	$1,086,458	$929,061	$157,397	16.9%
Entertainment & traveling expenses	212,204	480,604	(268,400)	(55.9)%
Depreciation & amortization expense	379,608	287,347	92,261	32.1%
Allowance for doubtful accounts	2,642,190	-	2,642,190	-
Salaries	690,764	684,356	6,408	0.9%
Other	97,782	901,836	(804,054)	(89.2)%
Total	$5,109,006	$3,283,204	$1,825,802	55.6%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, and financial advisory fees.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks throughout China.

Other expenses. Other expenses, net was $2,194,351 for the six months ended June 30, 2008, as compared to other expenses, net of $1,749,869 for the same period in 2007. This increase is mainly caused by increase in currency exchange loss and decrease in Government grant.

Allowance for obsolete and slow moving inventories. Allowance for obsolete and slow moving inventories of $7,351,143 were incurred for the six months ended June 30, 2008, as compared to $0 for the same period in 2007, the increase is caused mainly by inventory of solar powered mobile phones and components.

Moreover, there was a decrease in interest expenses of $572,715 on $9,214,037 in average bank borrowings during the period. In addition, a decrease in government grants and VAT refunded, from $1,135,788 of 2007 to $366,888 in the six months ended June 30, 2008 had an effect on other income.

Discontinued operations. The net gain/loss from discontinued operations was $0 for the six months ended June 30, 2008.

Income taxes. Income taxes were a benefit of $295,231 for the six months ended June 30, 2008, as compared to expense of $1,364,388 for the same period in 2007. The decrease was due to the decrease of sales volume and loss generated for the period ended June 30, 2008.

Net (loss) income. Net loss was $14,664,076 for the six months ended June 30, 2008, as compared to net income of $306,913 for the same period in 2006. This change was attributable to the factors discussed above.

For the six months ended June 30, 2008, basic net loss per share was $0.26.

Liquidity and Capital Resources

As of June 30, 2008, we had $878,679 of cash and cash equivalents and $4,974,157 of working capital as compared to $300,224 of cash and cash equivalents and $1,033,683 of working capital deficiency, respectively, at December 31, 2007. Accounts receivable decreased to $10,850,436 at June 30, 2008 from $11,413,957 at December 31, 2007, as we entered into agreements certain preferred customers to extend the settlement period for both GSM and CDMA mobile distributors, from 90 days to 180 days, offset by an increase in accounts payable to $13,533,901 at June 30, 2008 from $9,333,376 at December 31, 2007. Prepayment for goods decreased to $5,300,749 at June 30, 2008 from $6,012,788 at December 31, 2007, which was mainly caused by lack of new products with premium features and innovative applications.

There was a net outflow of cash from operations of $5,636,136 in the six months ended June 30, 2008 in comparison to $4,311,598 for the same period in 2007..

The cash provided by financing activities was decreased to $4,781,981 in the six months ended June 30, 2008 in comparison to $8,632,039 for the same period in 2007.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Risk Factors

In addition to the other information in this quarterly report, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

Risks Related to Our Business

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $14,664,075 and $5,636,136 , respectively, from December 31, 2007 (Inception) through June 30, 2008.

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

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q/A:

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MOBILE MEDIA TECHNOLOGY INC.

Dated: August 26, 2008	By:	/s/ Zhang Zhengyu

Name: Zhang Zhengyu Title: Chief Executive Officer and Chairman (Principal Executive Officer)

CHINA MOBILE MEDIA TECHNOLOGY INC.

By:	/s/ Ma Qing

Name: Ma Qing Title: Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)