Form 10-Q
period 2008-09-30
China Mobile Media Technology Inc.
filed 2008-11-19
CIK 1160764

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

࿶	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________   to ________

Commission file number: 000-33483

CHINA MOBILE MEDIA TECHNOLOGY  INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0496645
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10th Floor, Block C, Intell-Center
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

As of November 18, 2008, there were 60,494,384 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

CONTENTS

PAGE	2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

PAGE	3-4	CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

PAGES	5	CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

PAGES	6-22	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	September 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$327,890	$300,224
Accounts receivable	8,698,765	11,413,957
Notes receivable	5,634,804	5,408,806
Inventories	2,172,748	7,385,441
Due from related parties	11,077,995	146,909
Advance to suppliers	5,792,040	6,012,788
Debt issue costs		468,208
Other receivables, prepaid expenses and other assets	991,150	1,929,898
Total current assets	34,695,391	33,066,231
LONG-TERM ASSETS
Plant and equipment, net	16,328,600	16,085,217
Land use right and other intangible assets, net	2,660,854	2,285,904
Long-term investment	4,000	4,000
Goodwill	0	4,240,842
Total long-term assets	18,993,454	22,615,963

TOTAL ASSETS	$53,688,845	$55,682,194
LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$12,754,405	$9,333,376
Other payables and accrued liabilities	4,396,646	3,445,546
Short-term bank loans	3,593,170	3,144,611
Current portion of long-term loans		1,093,778
Secured notes, net of discount of $1,132,399 at December 31, 2007		8,867,601
Notes payable		2,191,333
Unearned revenue	4,501,235	3,783,680
Due to related parties	6,943,185	561,275
Taxes payable	(547,194)
Salaries and welfare payable	266,014	115,719
Liquidated damages payable	1,765,750	1,445,750
Differed tax liabilities		117,245
Total current liabilities	33,673,210	34,099,914
LONG-TERM LIABILITIES
Long-term bank loans	5,675,902	4,744,261
Global notes, net of discount of $2,074,225 at September 30, 2008	19,102,651	-
Warrants	90,000
Differed tax liabilities		136,149
Total long-term liabilities	24,868,553	4,880,410
TOTAL LIABILITIES	58,541,763	38,980,324

SHAREHOLDERS’ EQUITY(DEFICIT)
Series B Preferred stock, stated value $50,000 per share; authorized 300 shares, 286.15 and 288.65 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	14,307,500	14,432,500
Common stock, par value $0.001 per share; authorized 280,000,000 shares, 60,494,384 and 59,394,615 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	60,935	59,395
Additional paid-in capital	21,461,971	20,574,138
Accumulated deficit	(44,057,755)	(20,142,287)
Accumulated other comprehensive income	3,374,430	1,778,124
TOTAL SHAREHOLDERS’ EQUITY(DEFICIT)	(4,852,919)	16,701,870
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT)	$53,688,845	$55,682,194

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES, NET	$(900,661)	$11,600,815	$884,267	$49,882,145

COST OF GOODS SOLD	(1,451,122)	8,401,458	(254,500)	34,286,648

GROSS PROFIT	550,461	3,199,357	1,138,767	15,595,497

Selling and distribution	182,988	1,627,476	539,330	3,144,481

Advertising	39,297	1,623,716	319,438	5,254,556

Research and development	82,577	932,568	339,205	1,721,620

General and administrative	2,439,018	2,453,049	7,548,024	5,753,775

Allowance for obsolete and slow moving inventories	1,266,051		8,617,194

Goodwill Impairment	4,230,509		4,230,509

LOSS FROM OPERATIONS	(7,689,979)	(3,437,452)	(20,454,933)	(278,935)

OTHER INCOME (EXPENSES)
Interest income (expense), net	(156,361)	(478,120)	(161,590)	(1,055,672)

Non cash interest expense from amortization of discount on global and secured notes	(515,719)	(687,338)	(3,052,942)	(3,038,780)

Amortization of debt issue costs for secured notes

Government grants	88,619	95,860	455,507	323,985

Value added tax refund		199,201		1,107,211

Loss from foreign exchange transactions	(24,085)		(-24,309)

Other income (expense), net	(192,658)	236,000	(211,221)	274,684

Total Other income (Expenses)	(800,204)	(634,397)	(2,994,555)	(2,388,572)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(8,490,183)	(4,071,849)	(23,449,488)	(2,667,507)

INCOME TAXES BENEFIT (EXPENSE)	(3,162)	1,141,664	(298,393)	246,445

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(8,487,021)	(2,930,185)	(23,151,095)	(2,913,952)

MINORITY INTERESTS SHARE OF LOSS (INCOME)				(99,259)

LOSS FROM CONTINUING OPERATIONS	(8,487,021)	(2,930,185)	(23,151,095)	(3,013,211)

DISCONTINUED OPERATIONS

Gain from disposition of discontinued operations	-	59,483	-	122,995

Loss from discontinued operations		(162)		(1,527)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS		59,321		121,468

NET LOSS	(8,487,021)	(2,870,864)	(23,151,095)	(2,891,743)

Dividend to preferred share holders			764,373

LOSS INCOME TO COMMON SHAREHOLDERS	(8,487,021)	(2,870,864)	(23,915,468)	(2,891,743)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	134,996	268,583	1,596,306	881,581

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	134,996	268,583	1,596,306	881,581

Income tax related to other comprehensive income		(40,287)		(132,237)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	134,996	228,296	1,596,306	749,344

COMPREHENSIVE LOSS	$(8,352,025)	$(2,642,568)	$(22,319,162)	$(2,142,399)

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Weighted average shares outstanding
- Basic	60,271,594	59,113,937	60,494,384	51,956,327
- Diluted	60,271,594	59,113,937	60,494,384	51,956,327

Income (loss) per share from continuing operations
- Basic	$(0.14)	$(0.05)	$(0.40)	$(0.05)
- Diluted	$(0.14)	$(0.05)	$(0.40)	$(0.05)

Net gain (loss) per share from discontinued operations
- Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net income (loss) per share
- Basic	$(0.14)	$(0.05)	$(0.40)	$(0.06)
- Diluted	$(0.14)	$(0.05)	$(0.40)	$(0.06)

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,151,095)	$(2,891,743)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	716,521	927,790
Amortization of discounts to notes	1,132,399	3,038,780
Amortization of notes receivable discount	(182,883)
Adjustment of FV of warrants	(311,741)	310,560
Amortization of debt issue cost	1,920,543
Deferred taxes		40,396
Provision for obsolete and slow moving inventories, doubtful accounts and goodwill	16,405,684	542,438
Minority interests’ share of net income		99,259
Net gain on discontinued operations		(121,467)

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(618,846)	(16,556,177)
Inventories	(3,544,779)	6,797,797
Other receivables, prepaid expenses, and other assets	1,479,207	424,140
Prepayments for goods	220,748	(7,706,875)
Due from employees		(139,368)
Discontinued operations		(221,885)

Increase (Decrease) In:
Accounts payable	3,421,029	6,983,931
Other payables and accrued liabilities	(850,801)	(127,829)
Salaries and welfares payable	80,862	69,453
Taxes payable	(761,044)	(533,265)
Unearned revenues	717,554	795,731
Discontinued operations		71,801
Net cash used in operating activities	(3,326,641)	(8,196,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(13,828)	(564,954)
Repayment for notes receivable	(43,115)	(4,882,098)
Discontinued operations		7,396
Proceeds from disposal of subsidiaries, net of cash disposed		263,965
Net cash used in investing activities	(56,943)	(5,190,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term bank loans	(64,766)	(2,148,614)
Repayments for long-term bank loans	(302,148)
Proceeds from notes payable		57,785
Repayments for notes payable		(259,078)
Repayments for secured notes, net	(10,000,000)
Proceeds from global notes	20,661,157
Advances from related parties	6,381,910	18,618,153
Repayment to related parties	(10,931,085)	(17,624,092)
Proceeds from issuance of preferred stock		7,250,000
Issuance cost of Global Notes	(2,609,100)
Proceeds from issuance of secured notes		9,016,233
Net cash used by financing activities	(3,135,968)	14,910,387

NET INCREASE IN CASH AND CASH EQUIVALENTS	(247,616)	1,523,371

Effect of exchange rate changes on cash	275,280	2,471,370
Cash and cash equivalents at beginning of period	300,224	220,909
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$327,890	$4,215,650

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$630,551	$605,958
Income taxes paid		$$757,353

See accompanying notes to the condensed consolidated financial statements.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has cash and cash equivalents of $327,890 on September 30, 2008, has a net loss of $23,151,095 and $2,891,743 and a negative cash flow from operations of $3,326,641and $8,196,533 for nine months ended September 30, 2008 and 2007, respectively, and has a retained deficit of $44,057,755 and $20,142,287 at September 30, 2008 and December 31, 2007, respectively.

On February 8, 2007, the Company raised $13,250,000 in a private placement in the form of a sale of shares of Series A, convertible preferred stock. On January 11, 2008, MIL sold in a private placement of $20,661,157 (RMB150,000,000) principal amount of 9.5% per annum global notes due January 10, 2014 (the “Global Notes”), with common stock purchase warrants, granted by the Company, to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Exercise Price”), exercisable any time after January 1, 2008 through June 30, 2014. See Note 12.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and pursuant to the rules and regulations of the securities and exchange commission (SEC) for annual financial statements.

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
FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)
Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

(c)
Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2008 and December 31, 2007, the Company had accounts receivable of $ 8,698,765 and $11,413,957 respectively.

Accounts receivable are as follows:

	September 30, 2008	December31, 2007
	(Unaudited)	(Audited)
Accounts receivable:	$17,694,359	$17,075,513
Less: allowance for doubtful accounts	$(8,995,594)	$(5,661,556)
Total accounts receivable, net	$8,698,765	$11,413,957
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

In accordance with statement of financial accounting standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets, including plant and equipment, machinery, motor vehicle, office equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If present value of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. Due to accumulated loss of the Company of US$44,057,755 as of September 30, 2008, the delay in the rolling-out of new products with premium features and uncertainty in future operations, the Company has decided, to recognize a loss of US$4,240,842, corresponding to the carrying amount of the goodwill.
(g) Use of Estimates

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Fair Value of Financial Instruments

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

(i)	Government Grants

Grants received from the PRC Government for assisting the Company’s improvement and development are recognized as other income when the proceeds are earned and received or collectible.

For the three months ended September 30, 2008 and 2007, $88,619 and $95,860 were received as grants from the PRC Government, and were recognized as other income.

For the nine months ended September 30, 2008 and 2007, $455,507 and $323,985 were received as grants from the PRC Government, and were recognized as other income.

(j)	Foreign Currency Translation

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

	September 30, 2008	December 31, 2007	September 30, 2007
Period end RMB: US$ exchange rate	6.8183	7.3141	7.5108
Period average RMB: US$ exchange rate	6.9832	7.5658	7.5632

(k)	Revenue Recognition

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 (l) Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No potentially dilutive securities are included in loss per share in the nine months ended September 30, 2008, as their effect would be anti-dilutive.

Basic and diluted (loss) income per share are calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic and diluted:
Income(loss) applicable to common shareholders	$(8,487,021)	$(2,870,864)	$(23,915,468)	$(2,891,743)

Weighted average shares outstanding during the period	60,271,594	59,113,937	60,494,384	51,956,327

Net income(loss) per share	$(0.14)	$(0.05)	$(0.40)	$(0.06)

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Adoption of New Accounting Policy

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

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

4.  NOTES RECEIVABLE

Notes receivable consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Notes receivable from unrelated companies:
Beihai University Garden Management Co. Ltd., due December 31, 2008	$380,624	$346,454
Beijing yaxingshidai Science and Technology Co. Ltd.	$8,800	$13,672
Total	$389,424	$360,126

Notes receivable from related companies:
Union Perfect Limited.	$2,834,643	$2,826,098
Hong Kong Hi-Tech Wealth Electronic Products Co. Ltd.	$2,467,086	$2,459,648
Total	$5,301,728	$5,285,746

Less: Notes receivable discount	$(56,348)	$(237,066)
Total notes receivable, net	$5,634,804	$5,408,806

Notes receivable from unrelated companies are interest-free, unsecured and all current.

Interest-free notes were provided to related parties for their assistance in developing distribution channels and new markets for the Company. The Company recorded a discount of $56,348 on notes receivable of $5,301,728 based on the present value of notes receivable using a 7% rate. In 2008, $477,696 of interest income was recognized in the accompanying consolidated statements of income from the amortization of the discount.

Also see Note 6 for related parties disclosures.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

5.  INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Raw materials	$3,840,637	$3,562,003
Finished goods	8,320,535	4,907,439
	12,161,172	8,469,442
Less: Allowance for slow moving inventories	(9,988,425)	(1,084,001)
Inventories, net	$2,172,748	$7,385,441

6.  DUE TO/FROM RELATED PARTIES

(I) Due From Related Parties		September 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd.	(a)	$7,493,521	$139,204
Beihai Hi-Tech Wealth Information Industry Co. Ltd.	(b)	1,590,068	4,415
Beijing Hi-Tech Wealth Technology Development Co. Ltd.	(c)		3,290
Beijing Mobil XP Technology Co. Ltd	(e)	830,812
HK HEP	(f)	225,262
Profit Power Ltd	(g)	885,597
Beijing HTW Investment and Development Ltd	(d)	5224
Others		47,516
Total due from related parties		$11,077,999	$146,909

(II) Due To Related Parties		September 30, 2008	December 31, 2007
		(Unaudited)	(Audited)
Beijing Hi-Tech Wealth Electronic Product Co Ltd	(a)	$1,295,842	$
Beijing Hi-Tech Wealth Investment and Development Co. Ltd.	(d)	1,486,734	3,333
Beijing Mobil XP Technology Co. Ltd.	(e)	257,516	522,086
Union Perfect	(n)	256,120
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd.	(h)	1,072,666	35,856
Hi-Tech Wealth Holding Co. Ltd	(i)	23,039
HTW (Tongxiang) Electronic Tech. Ltd	(j)	1,260,134
Jiangsu HTW Tech. Dev. Ltd	(k)	4,400
HT Intellectual Property Rights Management Consulting Co. Ltd	(l)	11,733
Beihai Hi-Tech Wealth Electronic Product Co Ltd	(m)	38,555
Beijing HTW Tech and Dev.Ltd	(c)	1,189,513
Beijing HTW Communication and Tech Ltd	(o)	46,931
Total due to related parties		$6,943,185	$561,275

(a)
Beijing Hi-Tech Wealth Electronic Product Co. Ltd (“BJ HEP”) is controlled by a director of the Company. During nine months ended September 30.2008, HTW purchased raw materials and goods from BJ HEP. The remaining balance of $6,197,679 is interest free, unsecured and has no fixed repayment term. BJ HEP will supply imported raw materials to HTW.

(b)
Beihai Hi-Tech Wealth Information Industry Co. Ltd. (“BH HII”) has a common director with MIL. The amount represents the expenses paid on behalf of BH HII during During nine months ended September 30.2008. The remaining balance of $1,590,068 is interest free, unsecured and has no fixed repayment term.

(c)
Beijing Hi-Tech Wealth Technology Development Co., Ltd. has a common director with MIL. The remaining balance of $1,189,513 as of September 30, 2007 represents expenses paid on behalf of the company during the period, which are interest free, unsecured and have no fixed repayment term.

(d)
Beijing Hi-Tech Wealth Investment and Development Co. Ltd. (“BJ HID”) was a minority shareholder of HTW, now controlled by the director of MIL. The amount of $1,481,510 represents expenses paid on behalf of the company during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(e)
Beijing Mobil XP Technology Co., Ltd (“BMT”) is a company controlled by the director of MIL. The remaining balance of $573,296 at September 30, 2008 and December 31, 2007 represent advance paid to and payable to BMT, respectively. The remaining balance is interest free, unsecured and has no fixed repayment term.

(f)
HK Hi-Tech Wealth Electronic Products Co., Ltd is a company controlled by the director of MIL. The amount of $225,262 represents an advance on behalf of the Company during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(g)
Profit Power Ltd is a company controlled by a director of MIL. The amount of $885,597 represents an advance for purchasing in overseas during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(h)
Beihai Hi-Tech Wealth Electronic Product Selling Co. Ltd. (“BH HPS”) is a company controlled by a director of MIL. The amount of $1,072,666 represents expenses paid on behalf of the Company during the period. The remaining balance is interest free, unsecured and has no fixed repayment term.

(i)
Hi-Tech Wealth Holding Co. Ltd. is a company controlled by a director of MIL. The remaining balance of $23,039 at September 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term

(j)
HTW (Tongxiang) Electronic Tech. Ltd is a company controlled by a director of MIL. The remaining balance of $1,260,134 at September 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term

(k)
Jiangsu HTW Tech. Dev. Ltd is a company controlled by a director of MIL. The remaining balance of $4,400 at September 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term

(l)
HT Intellectual Property Rights Management Consulting Co. Ltd is a company controlled by a director of MIL. The remaining balance of $11,733 at September 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term

(m)
Beihai Hi-Tech Wealth Electronic Product Co Ltd is a company controlled by a director of MIL. The remaining balance of $38,555 at September 30, 2008 represents an advance and expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term

(n)
Union Perfect Limited is a company controlled by a director of MIL. The remaining balance of $256,120 at September 30, 2008 represents an expenses paid on behalf of the Company. The remaining balance is interest free, unsecured and has no fixed repayment term.

(o)
Beijing HTW Communication and Tech Ltd is a company controlled by a director of MIL. The balance at September 30, 2008 represents an expenses paid on behalf of the Company. The remaining balance of $46,931 is interest free, unsecured and has no fixed repayment term.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2007 (UNAUDITED)

7.  PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
At cost:
Buildings	$15,342,148	$14,302,151
Machinery	3,738,770	3,331,587
Motor vehicles	198,269	184,829
Office equipment	473,879	367,941
Other equipment	-	651,415
	19,753,066	18,837,923
Less: Accumulated depreciation
Buildings	1,492,624	1,182,825
Machinery	1,554,328	1,181,670
Motor vehicles	128,960	96,121
Office equipment	248,553	142,139
Other equipment	-	149,951
	3,424,465	2,752,706
Plant and equipment, net	$16,328,600	$16,085,217

The net book value of buildings pledged for certain bank loans at September 30, 2008 and December 31, 2007 is $13,849,524 and $10,985,374, respectively. Also see Note 10 and 11.

8.  LAND USE RIGHT

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Cost	$2,984,135	$2,521,217
Less: Accumulated amortization	323,281	235,313
Land use right, net	$2,660,854	$2,285,904

Amortization expense for the next five years and thereafter is as follows:
2008	$14,921
2009	59,683
2010	59,683
2011	59,683
2012	59,683
Thereafter	2,407,202
Total	$2,660,835

The net book value of the land use right pledged for certain bank loans at September 30, 2008 and December 31, 2007 is $2,660,835 and $2,285,904, respectively. Also see Notes 10 and 11.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2007 (UNAUDITED)

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

Due to accumulated loss of the Company of US$44,057,755 as of September 30, 2008, the delay in the rolling-out of new products with premium features and uncertainty in future operations, the Company has decided, to recognize a loss of US$4,240,842, corresponding to the carrying amount of the goodwill.

10.  SHORT-TERM DEBT

At September 30, 2008 and December 31, 2007, short-term debt consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of RMB7,000,000, due December 26, 2008, monthly interest only payments at 9.712% per annum, secured by the building and land use right of the Company. Also see Notes 7 and 8.	$879,985	$1,093,778
Unpaid portion of long term bank loans reclassified as current liabilities.	513,324

Agricultural Bank of China, Beihai Branch, outstanding principal of Rmb15,000,000, due September 11, 2008, monthly interest only payments at 8.424% per annum, secured by a land use right of the Company. Also see Note 7.	2,199,861	2,050,833

Total short-term bank loans	$3,593,170	$3,144,611

 At the end of September 30 2008, maturity principal of US$439,992 and US$2,199,861 of ICBC and ABC was not repaid due to lack of working capital. The two banks and the Company are negotiating an agreement to postpone the due date for repayment.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2007 (UNAUDITED)

11.  LONG-TERM BANK LOANS

At September 30, 2008 and December 31, 2007, the long-term bank loans consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Industrial and Commercial Bank of China, Nanzhu Branch, outstanding principal of Rmb42,700,000, at an interest rate of 8.093% per annum, secured by the building and a land use right of HTW. The loan is due on December 31, 2010. Also see Notes 7 and 8.	$6,189,226	$5,838,039

Less: Current portion	(513,324)	(1,093,778)

Long-term portion	$ ,5,675,902	$4,744,261

At the end of September 30 2008, maturity principal of US$513,324 was not repaid due to lack of working capital . Industrial and Commercial Bank of China and the Company are negotiating an agreement to postpone the due date for repayment.

The long-term bank loan is due as follows:

Year Ending December 31,	Amount
2008	$1,173,313
2009	1,466,641
2010	3,622,604
$6,262,558

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2007 (UNAUDITED)

12.	GLOBAL NOTES

Global notes outstanding are as follows:

September 30, 2008
(Unaudited)
Issued on January 11, 2008, outstanding principal of RMB150,000,000 (US$20,661,157), net of discount of $1,558,506	$19,102,651

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

The arrangement fee, issuing cost and value of warrants of $3,010,841 was recognized as discount on the notes and are amortized over the life of notes using the effective interest rate method which is 10.997%. For the three months and nine months ended September 30, 2008, $515,719 and $1,452,335 of amortization of discount on notes was recorded as interest expense, respectively.

The Exercise Price of the Company’s common stock warrants shall be subject to a contingent downward price adjustment on the six month anniversary of the issuance date and upon the expiration of each subsequent six month period (each, a “Reset Date”), such that if the volume weighted average closing price per share of common stock for the 20-trading day period immediately prior to the applicable Reset Date is less than the then applicable Exercise Price (such lower volume weighted average closing price, the “Reset Exercise Price”), the Exercise Price shall automatically be changed to the Reset Exercise Price; provided, however, that notwithstanding the foregoing, in no event shall the Reset Exercise Price be less than $0.80 per share (as adjusted proportionally for stock dividends, stock splits, combinations, recapitalizations and the like).

On the first Reset Date, July 11, 2008, the closing price per share of our common stock was$0.10. The volume weighted average for the 20 trading days immediately prior to the Reset Date is $0.076. So the warrant is evaluated with exercise price set at the floor value of $0.80.

The fair value of the Warrants of $401,741 at the issuance date was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	3.375%
Expected life	6.5 years
Expected volatility	35.57%
Expected dividend yield	0%

However, the stock price on September 30, 2008 was significantly lower than that on January 11, 2008. The new fair value of the Warrants of $90,000 was determined with new volatility at 121% and expected life of 6.0 years.

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

The principal has a series of partial mandatory redemptions as followings:

Date Amount	Percentage of Principal
January 11, 2011	10%
July 11, 2011	10%
January 11, 2012	20%
July 11, 2012	20%
January 11, 2013	20%
July 11, 2013	10%
January 10, 2014	10%

The interest will be paid on semi-annual basis from July 11, 2009 based on the principal outstanding.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2007 (UNAUDITED)

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). — AN INTERPRETATION OF SFAB NO. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2008 and December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company filed certain tax returns in China. As of September 30, 2008 and December 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities. The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008 and December 31, 2007, the Company has no accrued interest or penalty related to uncertain tax positions.

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

In April 2008, one of the Company’s subsidiaries, Beijing HCT, was verified by the government as a Sino-Foreign Joint Venture. Pursuant to the Chinese income tax law, Beijing HCT, became fully exempt from income tax for two years from its inception January 2007 to December 2008, followed by a reduced tax rate for the next three years. Concurrent with the exemption, the tax authorities waived approximately $295,231 in taxes due.

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

If Beijing HCT had not been exempt from paying income taxes as described above, income tax expense for the nine months ended September 30, 2008 would have been approximately $295,231 and loss per share would have been instead to ($0.34).

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2007 (UNAUDITED)

13.  INCOME TAXES(CONTINUED)

Income tax expense for the three months ended September 30, 2008 and 2007 is summarized as follows:

	Three months ended September 30
	2008	2007
	(Unaudited)	(Unaudited)
Current:
CIT	$(3,162)	$(234,452)

Deferred:
CIT	$	$1,352,395

Income tax benefit (expense)	$(3,162)	$1,117,943

Income tax expense for the nine months ended September 30, 2008 and 2007 is summarized as follows:

	Nine months ended September 30
	2008	2007
	(Unaudited)	(Unaudited)
Current:
CIT	$(298,393)	$(286,841)

Deferred:
CIT	$	$40,396

Income tax benefit (expense)	$(298,393)	$(246,445)

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

The VAT payable of ($477,219) and $113,794 at September 30, 2008 and December 31, 2007, respectively, is included in taxes payable in the accompanying condensed consolidated balance sheets.

For the nine months ended September 30, 2008 and 2007, $70,096 and $1,107,211 were received as VAT refund from the PRC Government, which was recognized as subsidy income.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2007 (UNAUDITED)

14.  SHAREHOLDERS’ EQUITY

Conversion of Series B Preferred Stock into Common Stock

During the nine months ended of September 30, 2008, 2.5 shares of Preferred Stock were converted into 125,000 shares of Common Stock of the Company.

15.  WARRANTS

	Warrants Granted	Weighted Average Exercise Price
Outstanding as of December 31, 2007	5,106,250	1.613
Granted	12,000,000	0.8
Exercised
Cancelled
Outstanding as of September 30, 2008	17,106,250	$1.043

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

$133,097 and $221,828 of financial advisory fees was recognized as general and administrative expenses and additional paid-in capital in the nine months ended September 30, 2008 and 2007, respectively.

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

Also see Note 12.

CHINA MOBILE MEDIA TECHNOLOGY INC.
(FORMERLY HI-TECH WEALTH, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2007 (UNAUDITED)

16.  SEGMENT INFORMATION

The Company operates two segments for the three months ended September 30, 2008. The two segments in 2008 are the development, production and distribution of mobile phone products and mobile application software within China. The software business was started from the end of 2006 after the acquisition of the software company, Beijing Hi-Tech Wealth Software Co., Ltd. and later on carried out by Beijing Hi-Tech Wealth Communication Technology Co., Limited (“BJ HCT”) (100% subsidiary of MIL) since the end of 2007. The Company’s segment information for 2008 is as follows:

	Smart Phone	Software	Corporate		Consolidated
Three Months Ended September 30, 2008 (Unaudited)
Revenue	$(1,616,665)	$716,004	$		$(900,661)
Operating expenses	4,320,070	(260,869)		6,921,294	10,980,495
Operating income (loss)	$(4,740,073)	$976,873		$(6,921,294)	$(10,684,494)

Three Months Ended September 30, 2007 (Unaudited)
Revenue	$9,523,922	$2,011,808	$		$11,535,730
Advertising	1,362,203	261,513			1,623,716
Other operating expenses	3,025,373	1,666,694		313,071	5,005,138
Operating income (loss)	$(3,908,208)	$665,906		$(1,130,253)	$(4,372,565)

	Smart Phone	Software	Corporate	Consolidated
September 30, 2008 (Unaudited)
Identifiable assets	$48,987,110	$2,807,922	$1,893,814	$53,688,845

December 31, 2007
Identifiable assets	$46,936,438	$2,690,378	$1,814,536	$51,441,352

The Company operates two segments for the nine months ended September 30, 2008. The two segments in 2008 are the development, production and distribution of mobile phone products and mobile application software within China. The software business was started from the end of 2006 after the acquisition of the software company, Beijing Hi-Tech Wealth Software Co., Ltd. and later on carried out by Beijing Hi-Tech Wealth Communication Technology Co., Limited (“BJ HCT”) (100% subsidiary of MIL) since the end of 2007. The Company’s segment information for 2008 is as follows:

	Smart Phone	Software	Corporate		Consolidated
Nine Months Ended September 30, 2008 (Unaudited)
Revenue	$168,263	$716,004	$		$884,267
Operating expenses	15,456,643	1,025,182		7,851,930	24,333,755
Operating income (loss)	$(15,288,380)	$(309,178)		$(7,851,930)	$(23,449,488)
Nine Months Ended September 30, 2007 (Unaudited)
Revenue	$43,859,261	$6,022,884	$		$49,882,145
Advertising	4,993,043	261,513			5,254,556
Other operating expenses	6,122,389	3,324,234		1,173,251	10,619,874
Operating income (loss)	$(2,005,773)	$3,918,288		$(4,580,022)	$(2,667,507)

	Smart Phone	Software	Corporate	Consolidated
September 30, 2008 (Unaudited)
Identifiable assets	$48,987,110	$2,807,922	$1,893,814	$53,688,845

December 31, 2007
Identifiable assets	$46,936,438	$2,690,378	$1,814,536	$51,441,352

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

Business Overview

The Company operated in the mobile phone market for the third year in 2008. The mobile phone market have been very volatile since the end of 2007. While the Company managed to roll out four new products, they did not meet earnings expectation due to lack of innovative application and premium features.

Total approximately 2,607 units security mobile phones and approximately 4,561 solar mobile phones with solar jacket were sold in the three months period ended September 30, 2008. This represents a very low sales volume. The Company is encountering huge difficulties in rolling-out innovative products with premium functions due to insufficient working capital and this will last until the Company manages to get funding or to roll out an attractive product.

Business Outlook

The Company is strengthening in solar powered mobile phones. It is developing a second generation solar powered mobile phone with very high conversion efficiency.

The Company has successfully developed digital TV mobile phones based on the Chinese Standard; however, it is waiting for the network coverage which the Chinese Government postponed compared to the initial schedule. So far, no clear time table has been communicated by the Chinese Government.

On the marketing strategy, the Company is planning to combine TV-shopping and on-ground distribution channels. The TV-shopping landscape in China has dramatically changed and many TV stations are providing TV shopping services, so the Company plans to cooperate with diversified TV-shopping services providers.

Results of Operations

Three months ended September 30, 2008 Compared to three months ended September 30, 2007

Revenues. Revenues were ($900,661) for the three months ended September 30, 2008, as compared to $11,600,815 for the same period in 2007. This decrease is mainly due to return back by customers of the first solar powered mobile S116 with a serious quality deficiency. It is difficult for the Company to estimate the return back or when these returned units were sold, given the Company’s distributors bought this model over time, not at one specific time.

Gross profit. Gross profit was $550,461 in the three months ended September 30, 2008, as compared to $3,199,357 for the same period in 2007. This decrease was attributable to a decrease in sales volume together with the effect of lower margins.

Operating (loss) income. For the three months ended September 30, 2008, the operating loss was ($8,490,183) as compared to an operating income of ($4,071,849) for the same period in 2007. This decrease in operating income was due to increases in inventory provision for slow moving stock and impairment for goodwill, combined with significant reductions in sales.

Selling and distribution. Selling and distribution expenses were $182,988 for the three months ended September 30, 2008, as compared to $1,627,476 for the same period in 2007. This decrease was primarily attributable to a significant low market activity level after the quality deficiency for the first solar powered mobile phone S116 in 2007.

Advertising. Advertising of $39,297 was incurred for the three months ended September 30, 2008, as compared to $1,623,716 for the same period in 2007. The decrease is caused by low level market activities engaged by the Company due to lack of innovative new products after the failure of the first solar mobile phone S116 in 2007.

Research and development. Research and development costs of $82,577 were incurred for the three months ended September 30, 2008, as compared to $932,568 for the same period in 2007.

General and administrative. General and administrative expenses were $2,439,019 for the three months ended September 30, 2008, as compared to $2,453,049 for the same period in 2007.
	Three months Ended September 30, 2008	Three months Ended September 30, 2007	Increase/ (Decrease)	% Change
General and Administrative
Legal and professional fees	$155,783	$1,138,701	$(982,918)	(86.3)%
Entertainment & traveling expenses	49,966	170,524	(120,558)	(70.7)%
Depreciation & amortization expense	233,204	179,853	53,351	29.7%
Allowance for doubtful accounts	211,154	-	211,154
Salaries	313,257	510,760	(197,503)	(38.7)%
Other	1,475,655	453,211	1,022,444	225.6%
Total	$2,439,019	$2,453,049	$(14,030)	(0.6)%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, and financial advisory fees. During the three months ended September 30, 2008, the significant decrease was caused by non funding activities.

Other – The increase in other was mainly caused by mobile phone network permission test fees paid to Government agency.

Other expenses. Other expenses, net was $800,204 for the three months ended September 30, 2008, as compared to other income, net of $634,397 for the same period in 2007.

Allowance for obsolete and slow moving inventories. Allowance for obsolete and slow moving inventories of $1,266,051 were incurred for the three months ended September 30, 2008, as compared to $0 for the same period in 2007. The increase is caused mainly by inventory of solar powered mobile phones and components.

Moreover, there was a decrease in government grants and subsidies, from $295,061 of 2007 to $88,619 in the three months ended September 30, 2008.

Discontinued operations. The net gain/loss from discontinued operations was $0 for the three months ended September 30, 2008.

Income taxes. Income taxes were a benefit of $3,162 for the three months ended September 30, 2008, as compared to expense of $1,141,664 for the same period in 2007. The decrease was due to the decrease of sales volume and loss generated during the period ended September 30, 2008.

Net (loss) income. Net loss was $8,487,021 for the three months ended September 30, 2008, as compared to net income of $2,930,185 for the same period in 2007. This change was attributable to the factors discussed above.

For the three months ended September 30, 2008, basic net loss per share was $0.14.

Nine months ended September 30, 2008 Compared to nine months ended September 30, 2007

Revenues. Revenues were $884,267 for the nine months ended September 30, 2008, as compared to $49,882,145 for the same period in 2007. This 98.2% decrease is due to a delay in launching new products with premium features and innovative applications, declining unit sales and selling price of existing ISM models, call-back of the first solar mobile phone S116 and very keen competition in the mobile industry since the first quarter of 2008.

Gross profit. Gross profit was only $1,138,767 in the nine months ended September 30, 2008, as compared to $15,595,497 for the same period in 2007. This decrease was attributable to a decrease in sales volume.

Operating (loss) income. For the nine months ended September 30, 2008, the operating loss was $23,449,488 as compared to an operating income of $2,667,507 for the same period in 2007. This decrease in operating income was due to increases in inventory provision for slow moving stock and impairment for goodwill, combined with significant reductions in sales.

Selling and distribution. Selling and distribution expenses were $539,330 for the nine months ended September 30, 2008, as compared to $3,144,481 for the same period in 2007. This decrease was primarily attributable to a significant low market activity level after the quality deficiency for the first solar powered mobile phone S116 in 2007.

Advertising. Advertising of $319,438 were incurred for the nine months ended September 30, 2008, as compared to $5,254,556 for the same period in 2007, this decrease is caused by low level market activities engaged by the Company due to lack of innovative new products after the failure of the first solar mobile phone S116 in 2007.

Research and development. Research and development costs of $339,205 were incurred for the nine months ended September 30, 2008, as compared to $1,721,620 for the same period in 2007.

General and administrative. General and administrative expenses were $7,548,025 for the nine months ended September 30, 2008, as compared to $5,753,775 for the same period in 2007.

	Nine months Ended September 30, 2008	Nine months Ended September 30, 2007	Increase/ (Decrease)	% Change
General and Administrative
Legal and professional fees	$1,242,241	$1,631,853	$(389,612)	(23.88)%
Entertainment & traveling expenses	262,170	545,556	(283,386)	(51.94)%
Depreciation & amortization expense	612,812	437,247	175,565	40.15%
Allowance for doubtful accounts	2,853,344	-	2,853,344
Salaries	1,004,021	1,292,295	(288,274)	(22.31)%
Other	1,573,437	1,846,824	(273,387)	(14.8)%
Total	$7,548,025	$5,753,775	$1,794,250	31.18%

Legal and Professional fees - These fees include audit fees, legal fees, consultancy fees, and financial advisory fees.

Entertainment & traveling expenses - These expenses were incurred for the development of distribution networks throughout China.

Other expenses. Other expenses, net was $2,994,555 for the nine months ended September 30, 2008, as compared to other expenses, net of $2,388,572 for the same period in 2007. This increase is mainly caused by increase in currency exchange loss and decrease in Government grant.

Allowance for obsolete and slow moving inventories. Allowance for obsolete and slow moving inventories of $8,617,194 were incurred for the nine months ended September 30, 2008, as compared to $0 for the same period in 2007. The increase is caused mainly by inventory of solar powered mobile phones and components.

Moreover, there was a decrease in government grants and VAT refunded, from $1,135,788 of 2007 to $70,096 in the nine months ended September 30, 2008, which had an effect on subsidy income.

Discontinued operations. The net gain/loss from discontinued operations was $0 for the nine months ended September 30, 2008.

Income taxes. Income taxes were a benefit of $298,393 for the nine months ended September 30, 2008, as compared to expense of $246,445 for the same period in 2007. The decrease was due to the decrease of sales volume and loss generated for the period ended September 30, 2008.

Net (loss) income. Net loss was $23,151,095 for the nine months ended September 30, 2008, as compared to net income of $2,891,743 for the same period in 2007. This change was attributable to the factors discussed above.

For the nine months ended September 30, 2008, basic net loss per share was $0.40.

Concentrations
The Company had various customers for the three months ended September 30, 2008 and 2007 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Company A	38.7%		2.4%
Company B	38.0%		2.1%
Company C		10.8%
Company D		6.8%
Company E		6.6%
Company F		3.9%
Company G		3.6%

The sole market of the Company is the PRC for the periods ended September 30, 2008 and 2007.

The Company had various suppliers for the three months ended September 30, 2008 and 2007 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Company A	36.9%		0.04%
Company B	34.7%		0.06%
Company C	11.5%
Company D	6.7%		0.01%
Company E	2.5%		0.02%
Company F		36.8%		43.7%
Company H		16.2%		30.2%
Company I		6.9%		15.8%
Company J		5.8%
Company K		5.4%

Company I(HTW(tongxiang)Electronic technology Co,.Ltd)is a related party,which is controlled by a director of the Company.
The Company had various customers for the nine months ended September 30, 2008 and 2007 who accounted for the following percentage of total sales and total accounts receivable:

	Sales		Accounts Receivable
Major Customers	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Company A	36.5%		16.4%
Company B	11.8%
Company C	10.9%		-
Company D	4.1%		2.1%	-
Company E	2.5%		1.0%
Company F		6.2%
Company G		5.0%		12.7%
Company H		3.7%
Company I		3.2%		13.7%
Company J		3.1%		7.8%

The sole market of the Company is the PRC for the periods ended September 30, 2008 and 2007.

The Company had various suppliers for the nine months ended September 30, 2008 and 2007 who accounted for the following percentage of total purchases and total accounts payable:

	Purchases		Accounts Payable
Major Suppliers	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Company A	33.8%		62.6%
Company B	25.5%		5.6%
Company C	11.0%		1.6%
Company D	6.0%
Company E	3.3%		0.3%
Company F		35.0%		20.1%
Company G		13.8%
Company H		4.9%		9.3%
Company I		4.9%		8.1%
Company J		1.6%

Liquidity and Capital Resources

As of September 30, 2008, we had $327,890 of cash and cash equivalents and $1,535,505 of working capital as compared to $300,224 of cash and cash equivalents and $1,033,683 of working capital deficiency, respectively, at December 31, 2007. Accounts receivable decreased to $8,698,765 at September 30, 2008 from $11,413,957 at December 31, 2007, as we entered into agreements certain preferred customers to extend the settlement period for both GSM and CDMA mobile distributors, from 90 days to 180 days, offset by an increase in accounts payable to $12,754,405 at September 30, 2008 from $9,333,376 at December 31, 2007. Prepayment for goods decreased to $5,792,040 at September 30, 2008 from $6,012,788 at December 31, 2007, which was mainly caused by lack of new products with premium features and innovative applications.
There was a net outflow of cash from operations of $3,326,641 in the nine months ended September 30, 2008 in comparison to $8,196,533 for the same period in 2007.

The cash provided by financing activities was decreased to $3,135,968 in the nine months ended September 30, 2008 in comparison to $14,910,387 for the same period in 2007.

The Company expects that it will generate sufficient funds from operations and fund raising activities to meet the required funds in the following 12 months’ operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in   the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended September 30, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal controls over financial reporting were effective.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods is subject to the risk that controls may become inadequate because of changes in conditions in the future.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information in this quarterly report, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

Risks Related to Our Business

Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has generated insignificant revenues and has incurred accumulated losses and negative operating cash flows of $23,151,095 and $3,326,641 , respectively, from December 31, 2007 (Inception) through September 30, 2008.

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

No matter was submitted to a vote of security holders during the quarter ended September 30, 2008.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MOBILE MEDIA TECHNOLOGY INC.

Dated: November 19, 2008	By:	/s/ Zhang Zhengyu
Name: Zhang Zhengyu Title: Chief Executive Officer and Chairman (Principal Executive Officer)

CHINA MOBILE MEDIA TECHNOLOGY INC.

By:	/s/ Ma Qing
Name: Ma Qing Title: Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)